Form 10-Q
period 1997-06-30
AIRSHIP INTERNATIONAL LTD
filed 1997-08-19
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d)
        Securities Exchange Act of 1934
        for Quarterly Period Ended June 30, 1997

                             -OR-

[ ] Transaction Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number                         0-14646


                           Airship International Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        New York                                        06-1113228
--------------------------------------------------------------------------------
(State of other jurisdiction of        (I.R.S. Employer *Identificatiion Number)
incorporation or organization)


                7380 Sand Lake Road, Suite 350, Orlando, FL 32819
--------------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)



                                 (407) 351-0011
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No X
     -      -

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                           AIRSHIP INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS


                                                              June 30                 December 31,
                                                                1997                      1996
                                                             ---------                ------------
                                                              (Note 1)                  (Note 1)
                                                             ---------                ------------
                                               ASSETS
AIRSHIPS AND RELATED EQUIPMENT, NET                           $2,021,000                 $2,100,000
CASH AND CASH EQUIVALENTS                                          5,000                      2,000
DUE FROM AFFILIATED ENTITIES                                     335,000                    275,000
PREPAID INSURANCE                                                      0                     22,000
DEFERRED FINANCIAL COSTS, LESS ACCUMULATED
  AMORTIZATION                                                    96,000                    107,000
OTHER ASSETS                                                       9,000                     12,000
                                                              ----------                 ----------
                                                              $2,466,000                 $2,518,000
                                                              ==========                 ==========

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
        Settlement on WDL contract                           $   991,000                $   992,000
        Accounts payable                                         592,000                    623,000
        Customer payments on future services                     640,000                    700,000
        Accrued expenses and other liabilities                    39,000                     86,000
        Note payable                                                   0                  2,937,000
        Capital leases and loans payable                       7,382,000                  3,227,000
        Loans payable to related parties                       4,686,000                  4,608,000
        Accrued dividends payable                              4,451,000                  3,709,000
                                                             -----------                -----------
               Total Liabilities                             $18,781,000                $16,882,000
                                                             -----------                -----------

STOCKHOLDER'S DEFICIT:
        Preferred stock, $.01 par value:
               Authorized - 10,000,000 shares, Issued and
               outstanding - 2,473,000 & 2,712,000 shares         25,000                     27,000
        Common stock, $.01 par value:
               Authorized - 80,000,000 shares
                Issued and outstanding - 42,433,000
                and 41,002,000 shares                            424,000                    410,000
        Capital in excess of par value-Preferred Stock        14,444,000                 14,444,000
        Capital in excess of par value-Common Stock           21,941,000                 21,941,000
        Accumulated deficit                                  (53,149,000)               (51,186,000)
                                                            ------------               ------------
               Total Stockholders' Deficit                   (16,315,000)               (14,364,000)
                                                            ------------               ------------
                                                              $2,466,000                 $2,518,000
                                                            ============               ============


Unaudited - See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                      THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                           JUNE 30,                                     JUNE 30,
                                           -----------------------------------------     --------------------------------------
                                                  1997                   1996                   1997                  1996
                                                -------                ---------            ---------            ----------
AIRSHIP REVENUES                                      $0                      $0                   $0                    $0
                                                --------               ---------            ---------             ---------

COSTS AND EXPENSES:                                    0                 136,000                    0               394,000
        Operating Costs

        Selling, general and administrative      148,000                 292,000              645,000               589,000
                                                --------                --------             --------              --------

                                                 148,000                 428,000              645,000               983,000
                                                --------                --------             --------              --------

OPERATING INCOME (LOSS)                         (148,000)               (428,000)            (645,000)             (983,000)
                                               ---------                --------             --------              --------


OTHER INCOME (EXPENSE)

        Envelope Write-off                             0               (630,000)                    0              (630,000)

        Interest expense                        (282,000)               (191,000)            (564,000)             (341,000)

        Other income                                   0                       0                    0                22,000
                                               ---------              ----------           ----------            ----------
                                                (282,000)               (821,000)            (564,000)             (949,000)
                                               ---------              ----------           ----------            ----------

NET INCOME (LOSS)                              $(430,000)             (1,249,000)          (1,209,000)           (1,932,000)
                                               =========              ==========           ==========            ==========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                   42,218,000              40,820,000           41,852,000            40,576,000
                                              ==========              ==========         ============           ===========

NET LOSS APPLICABLE TO COMMON STOCK
        NET INCOME (LOSS)                      $(430,000)            $(1,249,000)         $(1,209,000)          $(1,932,000)
        PREFERRED STOCK DIVIDEND                (371,000)               (371,000)            (742,000)             (742,000)
                                               ---------             -----------          -----------           -----------

LOSS APPLICABLE TO COMMON STOCK                $(801,000)            $(1,620,000)         $(1,951,000)          $(2,674,000)
                                               =========             ===========          ===========           ===========

NET LOSS PER SHARE                                $(0.02)                 $(0.04)              $(0.05)               $(0.07)
                                               =========             ===========          ===========           ===========



Unaudited - See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                             Six Months Ended
                                                                                 June 30,
                                                                  ---------------------------------------
                                                                     1997                         1997
                                                                   -------                      --------

CASH FLOWS FROM OPERATING ACTIVITIES:

        Net Loss                                                   $(1,209,000)                 $(1,932,000)

        Adjustments to reconcile net loss to net cash flows from operating activities:

               Envelope write-off                                            0                     (630,000)

               Changes in operating assets and liabilities            (102,000)                      36,000
                                                                    ----------                     --------
        Net cash flows from operating activities                    (1,311,000)                  (1,266,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

        Proceeds from sale of airship components and vehicles           79,000                       14,000

        Net advances to affiliates                                     (80,000)                     (34,000)
                                                                    ----------                     --------
               Net cash flows from investing activities                 (1,000)                     (20,000)
                                                                    ----------                     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net proceeds from sale leaseback financing                   4,709,000                            0

        Principal payments on capital leases and loans payable        (534,000)                    (142,000)

        Net payments to related parties                                 78,000                    1,696,000

        Payment of note payable                                     (2,937,000)                    (291,000)
        Payment of WDL settlement                                       (1,000)                      (2,000)
                                                                    ----------                     --------
               Net cash flows from financing activities              1,315,000                    1,261,000
                                                                    ----------                     --------



NET CHANGE IN CASH AND CASH EQUIVALENTS                                  3,000                      (25,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           2,000                       26,000
                                                                    ----------                     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $5,000                       $1,000
                                                                    ==========                     ========

SUPPLEMENTAL INFORMATION:
        Interest Paid                                                 $307,000                     $175,000
                                                                    ==========                     ========


Unaudited - See accompanying notes to condensed financial statements

                           AIRSHIP INTERNATIONAL LTD.
                  CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                            CAPITAL IN EXCESS
                                         PREFERRED STOCK               COMMON STOCK            OF PAR VALUE            ACCUMULATED
                                   --------------------------  ------------------------   --------------------------

                                        SHARES     AMOUNT        SHARES       AMOUNT       PREFERRED      COMMON         DEFICIT
                                   -------------------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1996          2,712,000   $27,000     41,002,000    $410,000     $14,444,000   $21,941,000   $(51,186,000)



SIX MONTHS ENDED JUNE 30, 1997:

Dividends accrued on preferred stock:       --        --           --           --            --            --            (742,000)

Common stock issued in connection       (239,000)   (2,000)     1,431,000      14,000         --            --             (12,000)
  conversion of preferred stock

Net Loss                                    --        --           --           --            --            --          (1,209,000)

BALANCES AT JUNE 30, 1997              2,473,000   $25,000     42,433,000    $424,000     $14,444,000   $21,941,000   $(53,149,000)
                                       ==========  ==========  ===========   =========    ============  ============  ============


Unaudited - See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION:

The Company's last audited financial statement was December 31, 1993. The Company is in the process of finalizing its audits for the years ended December 31, 1994, 1995, and 1996. The financial information presented as of any date other than December 31, 1993 has been prepared from the books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. Management believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If such differences prove significant and material, the Company will file an amendment to this report on Form 10-Q.

NOTE 2 - TRANSACTIONS WITH RELATED PARTIES:

LOANS FROM TRANS CONTINENTAL. During the six months ended June 30, 1997 Trans Continental Airlines, Inc. ("Trans Continental"), an affiliated company, loaned the Company $1,359,000, while the Company has repaid $1,476,000 to Trans Continental from the proceeds of the Company's sale leaseback financing. There can be no assurance that Trans Continental will continue to make such loans to the Company.

500.04 AGREEMENT WITH TRANS CONTINENTAL LEASING. On January 15, 1997 the Company entered into a sale agreement with Trans Continental Leasing (TCL), an affiliated company, with respect to the Company's 500.04 airship (formerly the "Bud One" airship) whereby the Company sold to TCL the airship and related equipment. In consideration for said assets, TCL retired the Company's debt to Senstar Capital Corp. in the amount of $3,014,000. Additionally, TCL procured a new envelope from a third party and agreed to lease back the entire assembled and operational airship to the Company. Pursuant to the agreement, the Company further agreed that it would sell certain idle airship components to TCL provided that TCL would undertake to pay the operational costs of the 500.04 airship for a minimum of eight months. In addition, the Company anticipates that, as a result of this transaction, its obligation to Gulf Oil will be reduced.

NOTE  3 - CUMULATIVE PREFERRED DIVIDENDS IN ARREARS:

The Company has accrued quarterly dividend payments with respect to its Class A Cumulative Convertible Preferred Voting Stock (the "Preferred Stock") since August 15, 1994 until a later payment date. Dividends on the Preferred Stock accrue at the annual rate of $.60 per share payable in Common Stock. As of June 30, 1997, the Company had 2,473,379 shares of Preferred Stock outstanding.

Item  2 - Management's Discussion and Analysis

OVERALL FINANCIAL CONDITION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For the first six months of 1997, the Company incurred a loss of $1,209,000 and had negative cash flows of $1,311,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage.

The Company experienced a net loss of $1,209,000 for the six month period ended June 30, 1997, compared to a net loss of $1,932,000 for the same period during the prior year. The decrease in loss was primarily due to the one time charge for the envelope written off in 1996 as well as a decrease in payroll and maintenance costs associated with the 500.04 airship. The Company is also experiencing a liquidity shortage (See Liquidity and Capital Resources).

The Company had a stockholder's deficit of $16,315,000 at June 30, 1997 as compared to the stockholder's deficit of $14,364,000 at December 31, 1996 representing an increase of $1,951,000. The primary reason for the increase was due to the accrual of common stock dividends in the amount of $742,000 for the six months ended June 30, 1997. In addition, the Company sustained a loss in the amount of $1,209,000 for the six months ended June 30, 1997.

RESULTS OF OPERATIONS

The Company had no revenue from operation of its airships during the first six months of 1997 and 1996.

Operating costs for the six months ended June 30, 1997 decreased $394,000 (or 100%) from the comparable period in 1996. Cost decreases resulted from reduced payroll and maintenance costs related to the 500.04 airship.

Selling, general, and administrative costs for the six months ended June 30, 1997 were $645,000 compared to $589,000 for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience negative cash flows from operating activities. Due to the continued negative cash flow and existing encumbrances on its assets the Company has relied on loans, cash advances, and guarantees from Mr. Pearlman, the Company's President and principal stockholder, and Trans Continental. There can be no assurance that Mr. Pearlman or Trans Continental will make additional loans, cash advances, and guarantees on an ongoing basis. At June 30, 1997, the Company owed Mr. Pearlman $1,189,000, net of unamortized discounts, and owed Trans Continental $3,497,000 (see Note 2). Mr. Pearlman and Trans Continental have deferred repayment of such amounts for an indefinite period.

Quarterly dividends on the Preferred Stock accrue at the annual rate of $0.60 per share in shares of Common Stock. The Company has accrued dividends on the Preferred Stock since August 15, 1994 (See Note 3).