Form 10-K
period 1994-12-31
AIRSHIP INTERNATIONAL LTD
filed 1997-08-25
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                    FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
        EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1994     Commission File Number: 0-14646



                           AIRSHIP INTERNATIONAL LTD.
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                New York                                         06-1113228
        (State of Incorporation)                  (I.R.S. Employer Identification Number)

7380 Sand Lake Road, Suite 350, Orlando, FL                         32819
(Address of Principal Executive Offices)                          (Zip Code)



                                 (407) 351-0011

                         (Registrant's Telephone Number)

          Securities Registered Pursuant to Section 12 (b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share.
                                (Title of Class)

       Class A Common Stock Purchase Warrant, each warrant entitling the holder to purchase one share of Common Stock, $.01 par value
                                (Title of Class)

               Class B Common Stock Purchase Warrant, each warrant
              entitling the holder to purchase one share of Common
                             Stock, $.01 par value.
                                (Title of Class)

            Class A 8% Cumulative Convertible Voting Preferred Stock,
                            par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [ ]              No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant including Preferred Stock as of August 21, 1997 was $3,967,500.

The number of shares of Common Stock outstanding as of August 21, 1997 was 42,522,778.

Documents Incorporated by Reference: The Company's Proxy Statement, dated March 20, 1995, is hereby incorporated by reference into this Annual Report on Form 10-K. A list of Exhibits to this Annual Report on Form 10-K begins on page ___.

                           AIRSHIP INTERNATIONAL LTD.
                              1994 FORM 10-K REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1. BUSINESS...............................................................1
Item 2. PROPERTIES.............................................................9
Item 3. LEGAL PROCEEDINGS......................................................9
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................10

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.........................................11
Item 6. SELECTED FINANCIAL DATA...............................................14
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................15
Item 8. FINANCIAL STATEMENTS AND SCHEDULES....................................20
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.................................20

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................21
Item 11.  EXECUTIVE COMPENSATION..............................................23
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .....26
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....................27

                                     PART I

ITEM 1. BUSINESS

GENERAL

               Airship International Ltd. (the "Company") operates lighter-than-air airships, also commonly known as blimps, which are used to advertise and promote the products and services of the Company's clients. The Company currently operates one airship (the "Airship"). The Company's clients utilize its airships at major sporting and special events and over urban and beach locations as an informative advertising and promotional vehicle. The Airship which was operating during 1994 was under an aerial advertising contract with Anheuser-Busch Companies, Inc. ("Anheuser Busch") to promote the products of Anheuser-Busch (the "Bud One Airship"). In addition, on December 15, 1994 the Company and its wholly-owned subsidiary Airship Operations, Inc. ("AOI") consummated an Aircraft Lease Agreement (the "Argentina Lease Agreement") and an Airship Operations Agreement (the "Argentina Operations Agreement"), respectively, with Mastellone Hnos. S.A. ("Mastellone") for the promotion of the products of Mastellone (the "Argentina Airship"). Subsequently, on May 24, 1995, prior to commencement of operations of the Argentina Airship and pursuant to an Aircraft Purchase and Lease Assignment and Assumption (the "Purchase and Assignment Agreement") between the Company and First Security Bank of Utah, as trustee ("First Security") for the benefit of Aviation Support Group Ltd. ("Aviation"), the Argentina Airship was sold and the Argentina Lease Agreement was assigned to First Security. In consideration for such sale and assignment, First Security assumed the Company's obligations under the Argentina Lease Agreement.

               In addition, the Company had the option, by notifying First Security prior to December 15, 1995, to repurchase the Airship for 120% of the out-of-pocket expenses and the assumption of all liabilities incurred by First Security and Aviation in connection with the Argentina Airship. The exercise period of such option was extended to January 15, 1996, at which time such option expired unexercised.

               Concurrently with the execution and delivery of the Purchase and Assumption Agreement, the Company sold to Aviation all of the issued and outstanding shares of the capital stock of AOI. Mr. Julian Benscher, who held, indirectly through designees, approximately 4.0% of the Company's common stock, is an officer and stockholder of Aviation. See "Certain Relationships and Related Transactions".

               In addition to providing clients with aerial advertising and promotion with its airships, the Company also has acquired assets enabling it to construct additional airships either to service existing or potential clients of the Company or for lease or purchase by other parties. To date, the Company has assembled four airships. In November 1990, the Company acquired a substantial amount of airship related assets from the receivers of its former competitor, Airship Industries (UK) Limited ("Airship UK"). The Company believes that this acquisition enhanced the Company's ability to construct future airships and maintain its existing fleet. In December 1992 and in 1993, the Company purchased certain assets (but not the business) of the airship maintenance and assembly operations (the "Slingsby Assets") of Slingsby Aviation Ltd. ("Slingsby"), a division of ML Holdings Ltd., a United Kingdom company. The Company believes that the acquisition of these assets has enhanced the Company's self-maintenance capabilities and reduced maintenance, replacement and assembly costs.

               A maintenance facility in Weeksville, North Carolina that the Company had rented on a per diem basis was destroyed in a fire during 1995. The facility was owned by Westinghouse Airship, Inc. ("Westinghouse"), and used as a storage facility for airship spare parts. As Westinghouse's inventory of such spare parts was destroyed, the Company believes that it is currently one of few available sources in the United States with a significant inventory of such spare parts.

               The Company was incorporated in New York on June 9, 1982 and commenced operations in August 1985 following the completion of the Company's initial public offering in June 1985. The Company's principal executive offices are located at 7380 Sand Lake Road, Suite 350, Orlando, Florida 32819 and its telephone number is (407) 351-0011. The Company also maintains a small office in New York, New York.

AIRSHIPS

               The Company's Airships were each approximately 194 feet long, 67 feet high and 50 feet wide. Each has an approximate volume of 235,000 cubic feet and is inflated with helium, a nonflammable gas. The Company's Airships were among the world's largest commercial airships available for advertising.

               The Company's airships, when fully assembled and operational, can be used as both daytime and nighttime advertising and promotional vehicles. The Argentina Airship is equipped on both sides with a computerized night sign, approximately 118 feet long and 29 feet high ("NightSign`tm'"). A NightSign`tm' is multicolored, contains approximately 8,500 bulbs and is designed to depict messages, logos, animation, cartoons and other designs. The fast-moving logos and visual effects, which can be seen from over a mile away, are used for twilight and night displays. Although not carrying a NightSign`tm', the Bud One Airship had a fixed NightSign`tm' depicting the client's name.

               For daytime advertising, each of the Airships and its ground support vehicles were generally painted with the name and logo of the respective client. In addition, the Company's operating personnel wore uniforms carrying the client's logo or name.

                The Company's clients have utilized its Airships as an aerial ambassador and network- television camera platform for numerous major events.

               The Company's clients have utilized its airships at major sporting and special events (to maximize its exposure as a television "eye-in-the-sky"), as well as over urban and beach locations, as an innovative advertising and public relations goodwill ambassador. Generally, the Company's clients provided the television networks with the use of one of the Airships as a television camera platform in order to televise major sporting and other events and in return the client received certain on-the-air advertising exposure during the event. Although the Company did not receive any direct compensation for this usage, the Company believes that it benefited from the media coverage that the Airships received as a result.

               Each of the Company's airships was operated by a team employed by the Company which included U.S. Federal Aviation Administration ("FAA") certified airship pilots, mechanics, technicians and crew. The team supervised and executed the flight schedule and activities which the client specified. The team was supported by specially equipped ground support vehicles owned by the Company, which were used in the operation and maintenance of the Airships. The flight schedule of an airship could have included flights over a several hundred mile geographical area. The Company could accommodate such requirements because an airship's mooring support facilities are mobile and will travel with the ground crew to each of the landing sites. The Company believes that this mobility provides the flexibility for the use of the airships and implementation of a client's promotional campaign. No specialized facility is required for use as a landing site.

               Historically, substantially all of the Company's revenues have been derived from the operation of the Airships pursuant to aerial advertising contracts with its clients. Fees were generally paid to the Company on a monthly basis and the respective Airships are flown according to a flight schedule provided by the client, subject to weather conditions, government regulations and maintenance requirements. In the absence of availability of suitable replacements and/or rights of the Company to terminate outstanding advertising contracts, Termination of or substantial reduction in fees provided by the Company's operating Airships has had a material adverse impact on the Company's revenues.

AERIAL ADVERTISING AND OTHER CONTRACTS

               Set forth below are descriptions of the Company's aerial advertising contracts which were in effect during the fiscal year ended December 31, 1994 (for further detail see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Revenue and Operating Costs -- 1994 to 1993").

               600.05 AERIAL ADVERTISING AGREEMENT. On January 18, 1994,the Company entered into an Aerial Advertising Agreement (the "600.05 Aerial Advertising Agreement") with Kingstreet Tours Limited ("Kingstreet Tours") for the use of an airship (the "600.05 Airship"), to promote Pink Floyd. Pursuant to this agreement, the 600.05 Airship operated for approximately three months from March through May 1994. The 600.05 Airship was operated as the Met Life airship pursuant to an aerial advertising agreement ( the "Met Life Contract") with Metropolitan Life Insurance Company ("Met Life") from 1989 through October 1993. On June 20, 1994, subsequent to the termination of the 600.05 Aerial Advertising Agreement, the 600.05 Airship was damaged in a storm. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

               GULF OIL CONTRACT. On May 28,1993, the Company entered into an Aerial Advertising Agreement, which was amended in October 1993 (the "Gulf Oil Contract"), with Catamount Petroleum Limited Partnership, ("Catamount" now known as Gulf Oil Limited Partnership ("Gulf Oil")) for the use of an airship to promote Gulf Oil Company (the "Gulf Oil Airship"). The Gulf Oil Contract had a three-year term ending on June 15, 1996 subject to an annual right of termination by either party; however, pursuant to the terms of the Gulf Oil Contract, the Gulf Oil Airship was not operated from November 1993 to April 14, 1994 and no operating fees for the Gulf Oil Airship were received by the Company for this period. The Gulf Oil Airship was then operated from April 15, 1994 until September 11, 1994, when it was damaged in an accident. As a result, as provided for in the Gulf Oil Contract, Gulf Oil terminated the Gulf Oil Contract as of October 15, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

               BUD ONE CONTRACT. On March 12, 1992, the Company entered into an agreement (the "Bud One Contract") with Anheuser-Busch for the use of the Bud One Airship. In March 1994, the Company and Anheuser-Busch agreed to reduce flight time and monthly fees under the Bud One Contract by approximately 50%, effective February 1994 through July 1994 (the "March Amendment").

               On July 8, 1994 the Bud One Contract was amended and restated, pursuant to which amendment the Bud One Airship was to be operated from September 1, 1994 through December 31, 1996. Thereafter, Anheuser-Busch had the option to extend the agreement for one year. The airship was to be operated, in all material respects, in the same manner as it had been operated in the past, with contract payments being substantially equivalent to those under the Bud One Contract prior to the March Amendment. The Bud One Contract contained restrictions on the Company's ability to operate airships for potential clients which are competitive with Anheuser-Busch.

               ARGENTINA AGREEMENTS. On December 15, 1994 the Company and AOI consummated the Argentina Lease Agreement and the Argentina Operations Agreement, respectively, with Mastellone, an Argentinean dairy company, for the promotion of the products of Mastellone.

               Subsequently, on May 24, 1995, prior to commencement of flight operations of the Argentina Airship and pursuant to the Purchase and Assignment Agreement, the Argentina Airship and related equipment were sold and the Argentina Lease Agreement was assigned to First Security. In consideration for such sale and assignment, First Security assumed the Company's obligations under the Argentina Lease Agreement. The initial terms of the Agreements were for a period of four months, and commenced in July 1995. Such initial terms were extended for a ten-month period by Mastellone pursuant to the provisions of the Agreements.

               In addition, the Company had the option to repurchase the Airship for 120% of the out-of-pocket expenses and the assumption of all liabilities incurred by First Security and Aviation in connection with the Argentina Airship. Such option expired unexercised on January 15, 1995.

               SEA WORLD PASSENGER CONTRACT. Following the cessation on June 30, 1993 of its previous contract with Anheuser-Busch covering an airship, (the "Sea World Airship") and the conclusion of flights thereunder in December 1993, the Company and Anheuser-Busch entered into a Limited Passenger Airship Agreement, dated as of January 2, 1994 (the "Sea World Passenger Contract"), pursuant to which the Company was able to use the Sea World Airship to provide passenger flights and to display advertising. This contract did not provide for usage fees or for a monthly operating fee, but permitted the Company to use this airship while it still Carried Sea World's logos/markings. The term of this agreement was to expire on December 31, 1994; however, the Company exercised its right under the contract to voluntarily suspend operations of the Airship in April 1994.

               The Company's revenues were historically dependent on the Company's aerial advertising contracts. For the years ended December 31, 1994 and 1993, 52% and 67%, respectively, of the Company's revenues were derived from Anheuser-Busch and 29% and 10% respectively, of the Company's revenues were derived from Gulf Oil. In addition, 19% of 1994 revenues were derived from Kingstreet Tours, and 23% of 1993 revenues were derived from the Met Life Contract which was terminated in October 1993. The Company has been adversely affected during the period between the time that any particular aerial advertising agreement terminated and the time a new contract commenced.

ACQUISITIONS, LEASES AND FINANCINGS

        Set forth below is a description of the Company's financing arrangements in effect during the year ended December 31, 1994 and for the period from December 31, 1994 through August 24, 1997.

        ORIX LEASE

               In 1989 the Company executed, as lessee, an airship lease (the "Orix Lease") with Orix USA, Inc. then known as Orix Commercial Credit Corporation ("Orix") for the 600.05 Airship, which provided for an initial three year term with two three-year renewal options. Pursuant to the Orix Lease, the Company was obligated to pay a monthly lease payment of $121,000 (through November 1995), and $35,000 per month from December 1995 to November 1998. As a result of the termination of the Met Life Contract in October 1993, the Company and Orix entered into amendments to the Orix Lease in January and May 1994 to restructure the monthly payments. As a result of the reduced fees under the Bud One Contract and the suspension of operations of the Gulf Oil Airship, several required payments were not made. The Company again renegotiated its arrangement with Orix and in October, 1995, entered into an Amended and Restated Lease Agreement in the form of a Conditional Sales Contract effective as of June 2, 1995 (the "Amended Lease"). Pursuant to the Amended Lease, the payments to Orix are $20,000 per month for the first year, $40,000 plus interest per month for the next 6 months, $60,000 plus interest per month for the next 6 months and thereafter the greater of $80,000 per month or 50% of annual cash flow for the proceeding 12 month period. The Amended Lease expires June 2, 2002 at which time the Company can purchase the Airship for $1.00. The Airship which is the subject of the Amended Lease is not currently operational, at it requires a new envelope. To date, the envelope has not been replaced.

               As security for the Company's obligations under the Orix Lease and the Amended Lease, Louis J. Pearlman, Chairman of the Board, President and Chief Executive and Operating Officer of the Company ("Mr. Pearlman"), has personally guaranteed the payment and performance of the obligations of the Company. In addition, the Company's obligations to Orix are guaranteed by TransContinental Airlines, Inc., an affiliate of the Company, which received common stock of the Company in exchange for such guaranty. See "Certain Relationships and Related Transactions."

        WDL LEASE

               Pursuant to an agreement effective May 16, 1993 (the "WDL Lease"), the Company leased from Westdeutsche Luftwerbung Theodor Wullenkemper GMBH ("Westdeutsche") a used type WDL IB airship equipped with a NightSign`tm' system. The Company entered into the WDL Lease to procure an airship to fulfill its obligations under the Gulf Oil Contract when it became apparent that the proposed acquisition of the assets of Slingsby could not be completed in time to provide an additional airship to fulfill the Company's obligations under the Gulf Oil Contract. The Company began operating this airship as the Gulf Oil Airship on June 25, 1993. On September 11, 1994, the Gulf Oil Airship was damaged in an accident and its operations ended. As a result of the damage to the Gulf Oil Airship, the Company sustained a loss of $1,978,000, representing the cost of the airship less insurance proceeds and credits allowed, including salvage value, when the airship was returned to WDL in September 1994. At December 31, 1994, the Company owed WDL a total of $2,866,000 under the WDL Lease including the $1,978,000 described above plus lease and other operating costs through September 11, 1994. Pursuant to the WDL Lease, the Company was to maintain a security deposit of $2,500,000 in a cash account (the "Cash Escrow Account") with Trans Continental Airlines Inc., an affiliate of the Company ("Trans Continental") (see Note C to the Financial Statements included elsewhere herein). The Cash Escrow Account, from which the Company may withdraw its funds at any time upon demand, enabled the Company to maintain a lower amount of insurance coverage on the Gulf Oil Airship than otherwise would have been required under the WDL Lease. During the fiscal year ended December 31, 1995, the Company had withdrawn the funds from the Cash Escrow Account to pay certain obligations owing to WDL. As a result of the payment to WDL of such funds, the Company is currently indebted to WDL in the approximate amount of $1,000,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        ALLSTATE LOAN

               On November 16, 1994, the Company entered into an Aircraft Collateral Funding Repayment Agreement (the "Allstate Agreement") with Allstate Financial Corporation ("Allstate"). Pursuant to the Allstate Agreement, on December 6, 1994, the Company borrowed $1,500,000, (the "Allstate Loan") and as of December 31, 1994, the Company owed Allstate $1,250,000 plus approximately $47,000 of accrued interest. The Allstate Loan bore interest at the rate of 37.5% annually and required a minimum payment of $75,000 each month, the first payment of $75,000 having been made on January 5, 1995. The Allstate Loan was guaranteed by both Mr. Pearlman and Trans Continental. See "Certain Relationships and Related Transactions." The guarantors agreed to subordinate any payments due to them from the Company while the Allstate Loan is outstanding, and any payments that would otherwise be paid to the guarantors is to be paid to Allstate and applied against the Allstate Loan.

               Subsequently on June 22, 1995 the Allstate Loan was repaid when Transcontinental Leasing, Inc. ("TLI"), a wholly-owned subsidiary of Transcontinental Airlines, Inc., ("Transcontinental"), an affiliate of the Company, entered into a Sale-Leaseback Agreement the ("S/L Agreement") with the Company pursuant to which the Bud One Airship was sold by the Company to TLI for the purchase price of $2,060,000, which in turn leased such airship back to the Company. TLI borrowed the purchase price for the airship (the "Phoenixcor Loan") from Phoenixcor, Inc. ("Phoenixcor"), which was granted a pledge of the lease and a lien on the Bud One Airship. In addition, the Phoenixcor Loan was guaranteed by the Company and Transcontinental. The lease payments to be made under the S/L Agreement are equal to the payments to be made under the Phoenixcor Loan. As TLI has no source of income other than the rental stream generated by lease of the airship to the Company, it is likely that a default in such lease payments would result in TLI's default under the Phoenixcor Loan and a foreclosure by Phoenixcor of its lien on the Bud One Airship and a potential sale of such airship.

               The Company has entered into an arrangement with Senstar Capital Corporation, ("Senstar") pursuant to which the sale leaseback arrangement with TLI has been reversed with the result that the Company reacquired Bud One Airship and the Company has borrowed a total of $3,500,000 from Senstar (the "Senstar Loan"), part of which has been used to repay the Phoenixcor Loan.
The loan from Senstar is repayable over 5 years in sixty monthly payments of approximately $63,371.06 each, with a balance due at the end of the five year term of approximately $700,000, and is secured by a lien on the Airship and a guaranty by Transcontinental. The Senstar Loan provided approximately $1,337,207.31 to the Company after payment of the Phoenixcor Loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

               The Phoenixcor Loan was structured as a sale-leaseback for financing purposes only.

ADDITIONAL AIRSHIPS; AIRSHIP ASSEMBLY

               In addition to providing clients with aerial advertising and promotion with its airships, the Company also has acquired assets enabling it to partially construct additional airships either to service existing or potential clients of the Company or for lease or purchase by other parties. The Company owns substantial airship replacement components and its experience in airship assembly includes the assembly of four airships. The airship components that the Company currently has in inventory, plus approximately $1,000,000 of additional capital per airship, would enable the Company to construct up to five additional airships. The Company believes that its inventory of spare airship components will significantly reduce its cost for initial airship assembly and future maintenance expenditures, should future clients be obtained. There can be no assurance, however, that the Company would be able to obtain the financing necessary to complete construction of any additional airships, or that it would be able to consummate aerial advertising agreements with respect to any such airships. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

AIRSHIP OPERATIONS

               Operation of the Company's airships is subject to suitable weather conditions and an absence of mechanical failures, either of which could damage or destroy an airship. During 1994, the 600.05 Airship was damaged in a storm while attached to its mast and the Gulf Oil Airship was damaged in an accident. Airships can be operated only in warm climates. Accordingly, during the winter months airships can only operate in the southern states and west coast states. Furthermore, maintenance of an airship requires that it cease operations for an aggregate of approximately one month each year, including approximately two weeks of in-hangar maintenance. During 1994, the Company rented a hangar facility in Weeksville, North Carolina from Westinghouse Airship, Inc. ("Westinghouse") and used a Santa Ana, California hangar owned by the U.S. Government for a nominal per diem fee. See "Properties".

               During 1994, each airship's annual in-hangar maintenance was performed in the late summer by the Company's employees and routine maintenance was performed on an as-needed basis by the Company's employees wherever the airship was located. The Company also leases a warehouse in Kissimmee, Florida which is being used to store spare parts, including the components needed for additional airships.

MARKETING

               The Company markets its airship services directly to potential clients through a sales effort conducted by its management, including a Director of Marketing. During 1994, the Company was in negotiations with several potential new clients, both for aerial advertising contracts and for the purchase of new airships; none of such contracts or purchases was consummated.

SUPPLIERS

                Airships are manufactured by a limited number of suppliers worldwide. The 600.05 and Argentina Airships were manufactured by Airship UK, a United Kingdom supplier no longer doing business. The Bud One Airship was manufactured by Slingsby and assembled by the Company. Due to asset purchases and expertise described above in "Additional Airships; Airship Assembly," the Company is in a position to manufacture or assemble up to five additional airships, subject to financing requirements.

BLIMP PORT USA`tm'

               The Company had been to considering the construction of an airship hangar and maintenance facility to be called "Blimp Port USA,"`tm' which would be located at a site near its Orlando, Florida base of operations. Construction of Blimp Port USA`tm' was dependent upon the availability of additional financing and an increase in the number of aerial advertising contracts for the Company's airships, none of which materialized. Accordingly, the Company subsequently determined to forgo any further development of this project and that the $479,000 it spent in 1993 on architectural design services for the project should be written off in 1994.

COMPETITION

               Historically, the Company's direct competition has been limited to those companies which have an airship legally permitted to operate in the United States. The Company competed with Airship Management Service (AMS), the operator of the Fuji airship, and Icarus Aircraft, Inc. ("IAI"), a privately-held firm which operates lightships, which are small airships approximately 1/3 the size of the Company's airships. Currently, IAI is operating for MetLife. The Lightship Group, Inc. (formerly Virgin Lightships Inc. and American Blimp Company) owns and operates the smaller airships on behalf of numerous advertising clients in the United States. MetLife is a former client of the Company which did not renew its agreement with the Company in 1993, at least in part due to these alternative airship providers.

               In addition, Goodyear Tire & Rubber Company ("Goodyear") manufactures, owns and operates on a regular basis three airships in the United States. However, for over 30 years Goodyear has used its airships to advertise only its own products and has not leased or sold its airships to others. It is unknown at this time whether Goodyear will sell or lease the use of its airships to other companies or permit such entities to use Goodyear's airships for advertising.

               In addition to the direct competition with other airship companies, the Company competes with other forms of aerial advertising, such as small-scale blimps, hot air balloons, aerostats (tethered blimps), skywriting and banner towing by fixed-wing aircraft, and with other forms of advertising and public relations media, such as print (including magazines and newspapers) and television and radio.

GOVERNMENTAL REGULATION

               Operation of airships in the United States is regulated by the Federal aviation laws of the United States. The Company currently holds all necessary Federal Aviation Administration ("FAA") and U.S. Department of Transportation authorizations to operate all of its existing airships, including a Standard airworthiness Certificate issued by the FAA with respect to each of the airships. In addition, the Company holds an FAA "Type Certificate" which certifies that the design for the Company's airships meets air-worthiness requirements of Federal aviation regulations, and an FAA facilities license which permits the Company to assemble, repair and maintain airships. However, there can be no assurance that the federal government will not impose additional requirements on the operation of airships in the future, which might require the Company to incur additional expense, or which might otherwise have a material adverse effect on the Company's operations.

        In addition, the Argentina Airship is subject to regulation by the Argentinean equivalent of the FAA. The Company is currently in compliance with the requirements of such governmental authority, and anticipates that it will be able to maintain such compliance in the foreseeable future.

EMPLOYEES

               As of March 31, 1995, the Company had approximately 30 full-time employees, 11 of whom are administrative, 3 of whom are pilots and the balance of whom are field operating personnel including mechanics and others who have a high degree of knowledge and expertise in the airship industry as well as field workers who accompany and maintain the Airships. The number of employees fluctuates based in part on the number of Airships conducting flight operations.

               The Company's employees are not represented by any union. The Company considers its employee relations to be good.

INSURANCE

               There are risks inherent in the ownership and operation of airships. The Company has maintained insurance in such amounts and for such coverage as management has determined to be appropriate and as has been required from time to time under its contracts with Orix and various financing companies and airship aerial advertisers. Currently, the Company maintains insurance for its spare parts, as well as property coverage and general liability insurance. The Company has also maintained Aircraft Hull All Risk Insurance for the periods when its Airships are operational.

ITEM 2.  PROPERTIES

               The Company had leased its principal executive offices pursuant to the terms of a five-year lease, which commenced May 7, 1991 and ended May 6, 1996, for approximately 7,000 square feet in Orlando, Florida, the home base of the Company. The annual rent under such lease was approximately $132,000. Since May 7, 1996, the Company has subleased approximately 2,000 square feet of such facility from

Trans Continental Airlines, Inc. on a month-to-month basis for monthly rental payments of approximately $1,800. The Company also maintains a small office in New York City for which it pays minimal rent. In December 1994, the Company renewed for one year a lease for a warehouse of approximately 5,000 square feet in Kissimmee, Florida for approximately $15,000 per year. The Company stores various spare parts for its existing airships at this warehouse and intends to do so for the foreseeable future.

               In May 1991, the Company and Westinghouse entered into a contract for the Company to use Westinghouse's Weeksville, North Carolina hangar for repair, renovation, maintenance, and related uses. The Westinghouse facility was destroyed in a fire during the third quarter of 1995. The Company rents space as available in Lakehurst, New Jersey, if needed, to perform maintenance and related functions previously performed at the Westinghouse facility.

ITEM 3. LEGAL PROCEEDINGS

               Tenerten and Drake, Inc. On September 15, 1994, Tenerten and Drake, Inc. ("TDI") filed a complaint against the Company. The complaint alleges that the Company failed to pay certain sums of money due and owing to TDI under an agreement to perform advertising and related services for the Company. The Company filed its answer and raised its affirmative defenses to said complaint alleging that the services allegedly performed by TDI were defective in numerous respects. On June 13, 1995, the parties entered into a Settlement Stipulation whereby the Company agreed to make certain payments to Tenerten and Drake, Inc. On July 20, 1995, Tenerten And Drake, Inc. filed its Motion for Final Judgment alleging that the Company failed to make a payment under the Settlement Stipulation. A Final Judgment was entered against the Company on July 20, 1995. The Company filed its Notice of Appeal on September 19, 1995 and posted a cash bond in the amount of $24,190.76. The Company filed Appellant's Initial Brief on January 8, 1996, contending that the Company's payment was made in a timely manner as required by the Settlement Stipulation. The Circuit Court of the Eighteenth Judicial Circuit in and for Seminole County, Florida is reviewing the Briefs filed by the parties and no opinion has been received as of this date.

               Westinghouse. On September 14, 1994, Westinghouse Airships,Inc. filed a complaint against Airship International Ltd. ("AIL"). The Complaint alleges that AIL breached an agreement to purchase two Gondolas from WAI. Specifically, the complaint alleges that WAI delivered both Gondolas at issue and AIL failed to make certain installments to WAI under the Agreement. The complaint also alleges that AIL breached a sub-lease to occupy certain hangar space located at Elizabeth City, North Carolina. On October 31, 1994, WAI filed its Second Amended Complaint. On November 31, 1994, AIL filed its answer and raised its affirmative defenses to said complaint alleging payment, fraudulent concealment by WAI and estoppel. On June 19, 1995, the parties entered into Defendant's Consent to Entry of Judgment in the amount of $320,240.00. The Company has paid all sums of money due and owing under said Consent to Entry of Judgment. On July 27, 1995, a Satisfaction of Judgment was filed with the Court.

               Watermark. In January, 1993, a second amended complaint to a lawsuit, which was initially commenced in March 1991 and subsequently dismissed twice without prejudice, was filed in the Circuit Court of the State of Florida against the Company and its President by Watermark Group PLC and Von Tech Corporation, as general partners of Company Communications (collectively, the "WNT Plaintiffs") alleging breach of an alleged joint venture agreement involving Company Communications and Airship Enterprises Ltd. (a company that was owned by Mr. Pearlman and that was not in any way owned or controlled by the Company), breach of an alleged agreement by the Company regarding the lease and operation of a particular airship; and breach of an alleged oral commission agreement by the Company relating to the Company's acquisition of two airships it presently owns. The WNT Plaintiffs seek various legal and equitable remedies, including monetary damages against the Company and Mr. Pearlman in excess of $800,000 together with a claim for some portion of the advertising revenue the Company has received, and will continue to receive, from the operation of some of its airships. On October 3, 1995, the parties entered into a Mutual Release and Joint Stipulation for Settlement whereby the Company agreed to make payments to Watermark in the total amount of $40,000. Such payments were made during 1995 and 1996.

               In March 1993, the second amended complaint was dismissed without prejudice. Since the Company denies any involvement with any of the transactions set forth in the second amended complaint, the Company believes that its liability, if any, on the claims made by the WNT Plaintiffs will not be material.

               Sequel. In November 1992, Sequel Capital Corporation ("Sequel") filed an action against the Company asserting breach of an alleged contract to enter into a sale lease back agreement and a claim of fraudulently inducing Sequel to make a loan to the Company. Such action sought damages in excess of $3 million from the Company and Louis J. Pearlman, its President. In July 1993, the Federal District Court in Chicago entered a judgement on the jury verdict in the amount of $602,000 in favor of Sequel. In September 1993 the Company settled this lawsuit for the amount of $386,000. Total expenses after legal fees and other related costs were $742,000, which amounts were paid and expensed during 1993.

               Capital Funding Group Ltd. In February 1992, Capital Funding Group Ltd. ("CFG") commenced an action against the Company and others in excess of $1,000,000 in damages based on the alleged failure by the Company to provide adequate collateral and security in connection with certain alleged financial agreements with CFG. The Company retained CFG in July 1991, paid a commitment fee (which was written off in 1991) and received a commitment from CFG which then failed to provide the funding. The Company and the other defendants answered the complaint in February 1992 by denying all of the substantive allegations and asserting several affirmative defenses. In addition, the Company asserted certain counterclaims against CFG and its two principals for breach of a commitment letter pursuant to which CFG was to arrange for a $9 million loan to the Company, breach of a compromise agreement accepted by CFG in January 1992, pursuant to which CFG was to provide funding to the Company in the amount of $7 million, breach of an escrow agreement, pursuant to which CFG was to return $200,000 of the commitment fee paid by the Company and various other counterclaims. In March 1993, the Company was awarded a default judgment of $8,000,000 against CFG and the complaint against the Company was dismissed. No balances have been returned to the Company as of December 31, 1994.

     Due to the weakening financial position of the Company at the time, the Company was unable to complete its audit for the year ended December 31, 1994 or to conduct audits for the years ended December 31, 1995 and 1996. Accordingly, the Company had not filed any periodic reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the quarterly and annual periods ended December 31, 1994 through March 31, 1997 or any Current Reports on Form 8-K during such periods until July 11, 1997, on which date the Company filed its Current Report on Form 8-K reporting a change of accountants. On July 18, 1997, the Company entered into a Consent and Undertaking with the Securities and Exchange Commission pursuant to which the Company agreed, among other things, to file this Annual Report on Form 10-K, Annual Reports on Form 10-K for the years ended December 31, 1995 and 1996 and all reports due under Sections 13 and 15 of the Securities Exchange Act of 1934, as amended, for all subsequent periods. Judgement was entered on August 21, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company's annual meeting of stockholders for the year ended December 31, 1993 was held on January 6, 1994. In connection with such meeting, a proxy statement was sent to the Company's stockholders with respect to the following items: (1) election of the Company's Board of Directors (2) ratification of Grant Thornton, as independent accountants of the Company, for the fiscal year ended December 31, 1993.

               At the meeting, the Company's directors were elected. For Louis Pearlman 26,122,020 shares were voted for and 463,159 shares were withheld, for Roy Belotti 26,116,454 shares were voted for and 468,725 shares were withheld; for Marvin Palmquist 26,115,863 shares were voted for and 469,316 shares were withheld for James Ryan 26,124,454 shares were voted for and 460,725 shares were withheld; and for Alan Siegel 26,126,574 shares were voted for and 458,605 shares were withheld. The appointment for Grant Thornton as the Company's independent accountants for the fiscal year was approved with 26,060,801 shares being cast for, 373,979 shares cast against, 114,899 shares abstaining, and 35,500 shares not voted.

               The Company's annual meeting of stockholders for the year ended December 31, 1994 was held on April 11, 1995. In connection with such meeting, a proxy statement was sent to the Company's stockholders with respect to the following items: (1) election of the Company's Board of Directors (2) ratification of Grant Thornton, as independent accountants of the Company, for the fiscal year ended December 31, 1994. (3) approval of a reverse stock split pursuant to which 100 shares of the Company's Common Stock would be combined into one share of Common Stock and 100 shares of the Company's Preferred Stock would be combined into one share of Preferred Stock (the "Reverse Stock Split");
(4) adoption of an Employee Share Purchase Plan of the Company to be effective as of November 1, 1994 (the "Share Purchase Plan") and (5) approval of a proposal to issue options to purchase Common Stock to certain employees of the Company (the "Employee Options").

               At the meeting, the Company's directors were elected. For Louis Pearlman 18,396,603 shares were voted for and 1,266,328 shares were withheld, for Roy Belotti 18,510,594 shares were voted for and 1,152,337 shares were withheld; for Marvin Palmquist 18,540,217 shares were voted for and 1,122,714 shares were withheld; for James Ryan 18,554,134 shares were voted for and 1,108,747 shares were withheld; and for Alan Siegel 18,556,117 shares were voted for and 1,106,814 shares were withheld. The appointment for Grant Thornton as the Company's independent accountants for the fiscal year was approved with 18,487,369 shares being cast for, 526,545 shares cast against and 648,908 shares abstaining. The Reverse Stock Split was defeated, with 11,517,471 shares being cast for, 7,487,272 shares cast against, and 498,213 shares abstaining.

The Employee Share Purchase Plan was approved, with 16,677,446 shares being cast for, 2,487,272 shares cast against and 498,213 shares abstaining. The issuance of the Employee Options was approved, with 14,465,208 shares being cast for 4,653,011 shares cast against and 544,712 shares abstaining.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

               The Company's Common Stock, Preferred Stock, Class A Warrants and Class B Warrants had been listed on the Nasdaq SmallCap Market under the symbols BLMP, BLMPP, BLMPW and BLMPL, respectively, until Nasdaq's delisting of the Company's securities on July 5, 1995 (the "Delisting") as a result of the Company's failure to timely file this Annual Report on Form 10-K. Since the Delisting, the Company's Common Stock and Preferred Stock have traded on the over-the-counter market under the symbols "BLMPE" and "BLMPPE," respectively. The price ranges presented below represent the highest and lowest quoted bid prices during each quarter reported by the Nasdaq SmallCap Market for periods prior to the Delisting and periods subsequent to the quarter of 1995, and as obtained from the National Quotation Bureau, Inc for the third quarter of 1995. The Nasdaq quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

                                  Common Stock:



   1994                                                  High Bid       Low Bid
   ----                                                  --------       --------
1st Quarter                                              $    9/8       $  5/16

2nd Quarter                                              $   5/16       $   1/8

3rd Quarter                                              $   5/32       $  3/32

4th Quarter                                              $    1/8       $  1/16



   1995                                                  High Bid       Low Bid
   ----                                                  --------       --------
1st Quarter                                              $.125          $.0625

2nd Quarter                                              $.0625         $.03125

3rd Quarter*                                             N/A            N/A

4th Quarter                                              $.125          $.3125



   1996                                                  High Bid       Low Bid
   ----                                                  --------       -------
1st Quarter                                                 $.03125        $.03125

2nd Quarter                                                 $.03125        $.04

3rd Quarter                                                 $.1            $.04

4th Quarter                                                 $.085          $.05



--------
* Prior to the Delisting. Price ranges during the third quarter of 1995 include quotations on NASDAQ SmallCap Market up to such date. The Common Stock and the Preferred Stock are currently traded on the Nasdaq OTC Electronic Bulletin Board.
N/A  Not available.
                                      -12-



   1997                                                  High Bid       Low Bid
   ----                                                  --------       -------
1st Quarter                                                 $.19           $.08

2nd Quarter                                                 $.2            $.09


                                Preferred Stock:



   1994                                                   High Bid      Low Bid
   ----                                                   --------      -------
1st Quarter                                              $3  1/4        $2 9/16

2nd Quarter                                              $2  1/2        $1 1/6

3rd Quarter                                              $1 5/32        $2 5/32

4th Quarter                                              $1 3/16        $  5/16



   1995                                                  High Bid       Low Bid
   ----                                                  --------       -------
1st Quarter                                              $.59375        $.40625

2nd Quarter                                              $.46875        $.375

3rd Quarter*                                             N/A            N/A

4th Quarter                                              N/A            N/A



   1996                                                  High Bid       Low Bid
   ----                                                  --------       -------
1st Quarter

2nd Quarter                                               $1 5/8         $3/8

3rd Quarter                                               $.71875        $.385

4th Quarter                                               $.59375        $.28125



   1997                                                  High Bid       Low Bid
   ----                                                  --------       -------
1st Quarter                                              $1.125         $.51

2nd Quarter                                              $1.09375       $.53125


                                Class A Warrants:


   1994                                                  High Bid       Low Bid
   ----                                                  --------       -------
1st Quarter through February 6, 1994, at which time
the Class A Warrants expired                             $  1/32        $  1/32



                                Class B Warrants:

   1994                                                  High Bid       Low Bid
   ----                                                  --------       -------
1st Quarter                                              $  1/16        $  1/32

2nd Quarter.  The Class B Warrants
expired on February 6, 1995.                             $  1/32        $  1/32



               As reported by the Nasdaq OTC Bulletin Board, on August 21, 1997 the closing bid price of the Common Stock was $0.081 per share and the closing bid price of the Preferred Stock was $0.38.

               As of August 21, 1997, there were 1,496 holders of record of the Company's Common Stock and 83 holders of record of the Preferred Stock, respectively.

               No dividends were declared or paid on the Common Stock during the foregoing periods and the Company does not anticipate paying any dividends on its Common Stock in the foreseeable future.

               Dividends on the Preferred Stock are payable quarterly on February 15, May 15, August 15 and November 15 of each year (each such date a "Dividend Payment Date") and accrue at the annual rate of $.48 per share, to the extent payable in cash and $.60 per share, to the extent payable in shares of Common Stock. The first four dividend payments were paid 50% in cash and 50% in registered shares of Common Stock computed on an annual basis, the last such dividend payment being made on February 15, 1994. The cash portion of such dividend payments was paid with a portion of the proceeds of the 1993 Offering, which had been reserved for such purposes. Beginning May 15, 1994, dividends were payable in cash from the available cash derived from the adjusted earnings of the Company for the fiscal quarter immediately preceding the Dividend Payment Date to the extent available, according to a formula based on adjusted earnings. Such formula provides that the available cash will be determined as one half of the difference between airship operating revenues and the sum of operating costs, interest and principal payments on debt, selling, general and administrative expenses (limited to a ceiling based on historical numbers with stated annual percentage increases thereafter) and airship related capital expenditures (limited to $2,000,000 in any given year). The components of the above formula are to be determined in accordance with generally accepted accounting principles as applied in the Company's financial statements as filed with the Securities and Exchange Commission (the "Commission"). At its option, the Company may pay cash dividends in excess of the available cash determined by the above formula. The May 15, 1994 dividend was paid in registered shares of Common Stock. The Company has deferred and accrued the cash dividend on the Preferred Stock due on August 15, 1994 and subsequent quarterly dividends until a later payment date. The Company does not anticipate paying such dividends in the near future, and intends to continue to defer and accrue such dividends.

               Concern has been expressed by management and various shareholders of the Company over the dilutive effects of issuances of shares of Common Stock in payment of dividends accrued on the Preferred Stock. The Company is currently exploring possible alternatives to such issuances, including submitting to the Company's shareholders a proposal to amend the terms of the Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA [1994 NUMBERS MUST BE REVISED BASED UPON AUDIT NUMBERS.]

               The following selected financial data should be read in conjunction with the Company's financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

        OPERATING STATEMENT DATA:



                                                                               Year Ended December 31,
                                                    --------------------------------------------------------------------------------
                                                        1994             1993            1992           1991            1990
                                                    --------------------------------------------------------------------------------
Gross Revenue                                       $  3,972,000    $  9,748,000      $  7,258,000   $  7,015,000    $   4,693,000

Net Income (loss) before cumulative
effect of a change in accounting
principal                                           $(10,945,000)   $ (5,406,000)     $  1,165,000   $ (4,418,000    $  (3,356,000)

Net Income (loss)                                   $(10,945,000)   $ (5,406,000)     $  1,165,000   $ (4,418,000)   $  (4,498,000)

Net Income (loss) Per Share
applicable to Common Stockholders:
Before cumulative effect of a change
in accounting principle                                $(0.41)           $(0.24)           $0.05         $(0.31)         $(0.48)

Net Income (loss)                                      $(0.41)           $(0.24)           $0.05         $(0.31)         $(0.65)



BALANCE SHEET DATA:



                                                                                   At December 31,
                                                    --------------------------------------------------------------------------------
                                                        1994             1993            1992           1991            1990
                                                    --------------------------------------------------------------------------------

Total assets                                        $ 19,384,000     $ 26,077,000     $ 21,690,000    $ 16,536,000     $ 14,315,000

Long term debt, excluding current
maturities                                          $  1,126,000     $  2,380,000     $ 12,394,000    $  4,580,000     $  7,915,000

Total liabilities                                   $ 12,084,000     $  7,842,000     $ 12,394,000    $ 13,909,000     $ 14,170,000

Stockholders' equity                                $  7,300,000     $ 18,235,000     $  9,296,000    $  2,627,000     $    145,000

Book value per common share                            $(0.23)           $0.13             $0.36           $0.15            $0.02




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GOING CONCERN AND MANAGEMENT'S PLANS

     As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $39,977,000, at December 31, 1994. During the year ended December 31, 1994, the Company generated revenues from airship operations; however, it reported a net loss of $20,645,000 and has negative working capital of $9,754,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans to improve the financial position and operations with the goal of sustaining the Company's operations for the next twelve months and beyond include:

     Arranging with Trans Continental Airlines, Inc. or other related parties common directorship and ownership, to provide funds on a monthly basis as a loan and acquiring assets and operations of one or more entities, with which the Company has been in negotiation. The expectation is that such business combination, if completed, would provide additional cash flow and net income to the Company.

     Though management believes the Company will secure additional capital and/or attain one or more of the above goals, there can be no assurance that any acquisition, financing or other plan will be effected. Any acquisition or securities offering is subject to the Company's due diligence, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review.

     While the Company believes that its plans for additional funding or possible business combination have the reasonable capability of improving the Company's financial situation and ensuring the continuation of its business, there can be no assurance that the Company will be successful in carrying out its plans and the failure to achieve them could have a material adverse effect on the Company.

OVERALL FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, WHICH CONTEMPLATE CONTINUATION OF THE COMPANY AS A GOING CONCERN. For its year ended December 31, 1993, the Company incurred a loss of $5,406,000 and had negative cash flows of $2,956,000 from operations. For its year ended December 31, 1994, the Company incurred a loss of $20,645,000 and had negative cash-flows of $2,144,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage, including any adjustments relating to the values that would be realized from the Company's assets.

               The Company's stockholders' deficit at December 31, 1994 was $3,861,000, a decrease of $21,500,000 from stockholders' equity of $18,235,000 at December 31, 1993. The decrease was due primarily to the net loss of $20,645,000 in fiscal 1994. Issuance of Common Stock less the payment of cash dividends on Preferred Stock decreased equity by $852,000. As a result of these equity changes, during 1994 the Company's assets decreased $16,300,000 while liabilities increased $5,300,000. Compared to the year ended December 31, 1993, revenues, selling, general and administrative costs decreased 59.3% and 27.7%, respectively, while operating costs increased 75.2%. Interest expense less other income for 1994 was $599,000, an increase of $77,000 or 14.8%.
In 1993 the Company incurred a nonrecurring cost of $741,000 in connection with the settlement of a lawsuit by a lender and related expenses and a $478,000 cost on disposition of airship components, while in 1994 the Company incurred losses of $3,443,000 when two airships were damaged. These changes in revenues and costs, as explained in more detail below, resulted in a net loss for fiscal 1994 of $20,645,000 compared to a net loss of $5,406,000 in fiscal 1993.

               The Company continues to experience negative cash flows from operating activities. Cash flow was adversely affected in 1994 through the termination, at the end of 1993, of contracts relating to the Met Life and Sea World Airships, and through the temporary cessation of flights and fees under the Gulf Oil Contract and its subsequent termination in 1994, as well as by the modification in certain terms of the Bud One Contract pursuant to the March Amendment. Cash flows for 1995 will also be adversely affected by the termination of the Gulf Oil Contract as liabilities at December 31, 1994 related to its termination and the damage to the Gulf Oil Airship approximates $3,220,000.

               The Company has made changes in its management, office and airship crew operations (the "Restructuring"). The Restructuring includes the reduction of salaries of certain of its management, office, and operations personnel ("Personnel"); the reduction of Personnel; the reduction of insurance costs and the reduction of recurring costs throughout its operations; (collectively, the "Cost Savings"). Certain of the Restructuring considerations were the result of the cessation of operations under both the 600.05 Aerial Advertising Agreement and the Sea World Passenger Contract. Additional Personnel reductions were made, and operating costs ceased, when the Gulf Oil Airship was destroyed in an accident on September 11, 1994.

Comparison of Revenue and Operating Costs 1994 to 1993.

               Airship revenues for 1994 were $3,980,000, a decrease of $5,776,000 (or 59.2%) compared to revenues of $9,748,000 for 1993, primarily due to $3,454,000 of decreased revenues from the Sea World Airship contract which terminated on December 31, 1993. In addition, monthly fees under the Bud One Contract were reduced for a period of six months effective February 1994. The
600.05 Airship, formerly the

Met Life airship, operated for only three months during 1994, while the Met Life airship operated for six months during 1993, reducing revenues for 1994, as compared to 1993. These decreases were partially offset by approximately four months of revenues earned from operating the Gulf Oil Airship in 1994 compared to its operation for just over three months during 1993 when operations of that airship first began.

               Operating costs for 1994 were $17,453,000, an increase of $7,488,000 or 75.2% compared to 1993. This increase was primarily due to a write down in its airships and airship components by $9,634,000. See
Note A to the financial statements "Impairment of Long-Lived Assets."
Costs to operate the 600.05 Airship until it was damaged on June 20, 1994, primarily in connection with the 600.05 Aerial Advertising Agreement, were $1,349,000 lower than costs to operate that airship during 1993 under the former Met Life contract. The cost savings resulted primarily from a decrease in costs to operate the Bud One Airship of $710,000,or 34% compared to the 1993 fiscal year. Costs to operate the Sea World Airship declined
61% or $1,471,000 compared to the 1993 fiscal year as it began limited operations under the Sea World Passenger Contract beginning January 1994. These cost reductions were offset in part by cost increases resulting primarily from operation and lease of the Gulf Oil Airship of $231,000, and secondarily due to increased warehouse costs of $69,000, related to depreciation on airship components purchased during 1993. In addition, increased depreciation charges of $1,156,000 related to changes in accounting estimates and writedowns of $479,000 related to construction in progress were taken during 1994.

Selling, General and Administrative expense Comparison 1994 to 1993.

               Selling, general and administrative costs were $2,480,000 for 1994, a decrease of $1,841,000 or 30.2% compared to 1993, primarily due to the non-recurrence of accounting, legal and other costs incurred in 1993 related to the Company's public offering of its Preferred Stock (the "1993 Offering") and the acquisition of the Slingsby Assets ($687,000). The Cost Savings reduced salaries and certain other costs by approximately $710,000. These savings were partially offset by restructuring costs of $135,000 and a net increase in other costs, primarily in connection with late fees incurred with respect to the Orix Lease plus costs incurred in connection with the Allstate Loan. Such costs resulted from the Company's liquidity shortage. See "Liquidity and Capital Resources", below.

Interest Expense

               Interest expense in 1994 was $805,000, a decrease of $108,000 or 12.4% compared to 1993. Debt that was fully repaid in 1993 reduced interest costs by $102,000 in 1994 compared to 1993. Interest costs related to the Orix Lease and Mr. Pearlman's loan to the Company decreased $88,000 compared to 1993 as payments were made in both 1993 and 1994, (including the reduction of Mr. Pearlman's loan in connection with the June 1993 Loan. See "Certain Relationships and Related Transactions"). These decreases were partially offset by interest costs related to the Allstate Loan and the short term loans from private investors received and repaid in 1994 (See Note E to the Financial Statements included elsewhere herein). Ongoing interest expense, at the end of 1994, relates to the Orix Lease plus other loans payable and capital leases, mainly for vehicles, the loan from Mr. Pearlman and the Allstate Loan.

Other Income (Expense)

               Interest and other income in 1994 was $206,000, a decrease of $185,000 or 47.3% compared to 1993. In 1993, proceeds from the 1993 Offering were placed in certificates of deposit and utilized throughout 1993 and interest was earned in 1993 on a receivable related to a sale of airship components in 1992.

Comparison of Revenue and Operating Costs 1993 to 1992.

               Revenues for 1993 were $9,748,000, an increase of $2,490,000 or 34.3% compared to revenues of $7,258,000 for 1992. The increase was primarily due to (i) revenues from the operation of the Bud One Airship for all of 1993 compared to its use as the Bud One Airship beginning May 1992 and as a passenger airship during the first quarter of 1992; (ii) revenues from the operation of the Gulf Oil Airship for approximately fourteen weeks between June and October 1993; (iii) revenues from the operation of the Met Life Airship until its contract ended in October 1993, compared to its operation for approximately four and one-half months in 1992 as the airship was in the hangar for repairs due to damage, plus (iv) increases in monthly revenues from operation of the Sea World Airship.

               Operating costs in 1993 were $9,964,000, an increase of $3,465,000 or 53.3% compared to 1992. Operation of the Gulf Oil Airship began in 1993 increasing costs by $2,014,000. Gulf Oil Airship costs included (i) $451,000 of net costs (after $100,000 was reimbursed to the Company by Catamount) to ship the airship from Germany and assemble it in the United States; (ii) $450,000 of lease payments on the airship from the time it was shipped from Germany until the end of 1993, representing approximately thirty one weeks compared to its operation for Catamount for fourteen weeks. The Company also maintained a full operating crew for the Gulf Oil Airship through the end of 1993. As a result of these costs, the 1993 operating costs for the Gulf Oil Airship exceeded 1993 revenues by $1,042,000.

                Operation of the Met Life airship increased operating costs by $855,000 or 53.4% in 1993 compared to 1992, mainly as a result of the airship being in the hangar for repairs from June 1, 1992 until October 15, 1992, for which time the Company received insurance proceeds of $585,000 for loss of use of the airship. The Company maintained a full operating crew through the end of 1993 since these employees were subsequently needed to operate the airship under the 600.05 Aerial Advertising Agreement in 1994. As a result of these net cost increases and reduced revenues in 1993 when the Met Life Contract ended, operating costs for the Met Life airship, including non-cash depreciation charges of $469,000, exceeded revenues by $180,000.

               Operating costs for the Sea World Airship increased by $242,000, or 11.2%, compared to 1992, including $83,000 in increased insurance costs due to the addition of loss of use coverage in 1993. For 1993, revenues exceeded operating costs (including non-cash depreciation charges of $270,000) by $1,053,000. The Sea World contract had ended on June 30, 1993 and the airship was operated under the terms of the expired contract until December 31, 1993 when such operations terminated.

               Operating costs for the Bud One Airship in 1993 were similar to those in 1992 when the airship was utilized as both a passenger airship and as the Bud One Airship beginning May 1992. Cost increases for normal maintenance of the airship plus insurance, including the addition of loss of use coverage, were offset by travel cost reimbursements beginning February 1993.

               Space rented at warehouse facilities in North Carolina and Florida increased costs by $373,000. These increases were mainly for payroll costs to service the airships, including the Gulf Oil Airship added in 1993, plus travel costs related to the acquisition of the Slingsby Assets. Airship components, parts and equipment purchases, including the acquisition of the Slingsby Assets in 1993 and the assets acquired in 1990 from Airship UK, resulted in a major increase in airship components and spare parts that are being stored. As a result, depreciation and insurance related to warehouse operations increased a total of $196,000.

Selling, General, and Administrative Expense Comparison 1993 to 1992.

               These costs were $3,449,000 in 1993, an increase of $1,040,000 or 43.2% compared to 1992. Costs associated with the delay in filing the Company's annual report on Form 10-K for the year ended

December 31, 1992, mainly for accounting professional services, plus increases related to the change in accountants, increased costs approximately $350,000. Costs incurred with respect to the 1993 Offering increased costs by $112,000, mainly for travel, as compared to costs incurred during 1992 related to previous registration statements filed by the Company. Legal suits increased costs $69,000 and consulting fees related to the acquisition of the Slingsby Assets increased costs by $135,000. All other costs increased $374,000, or 15.5%. The primary increases in these other costs relate to (i) payroll ($233,000), including the addition of a sales manager and a manager for the Company's merchandising and mini blimp promotion programs, plus increases in health insurance and an average increase of 5.3% in all other payroll related costs;
(ii) travel costs ($80,000), related to increased corporate activity including the acquisition of the Slingsby Assets, the operation of the Gulf Oil Airship and the related WDL Lease, (iii) a net increase in all other administrative costs ($67,000), related to the increased corporate activity plus increased rent costs.

Inflation.

               Since the formation of the Company in August 1985, the rate of inflation has remained low and the cost of the Company's operations has not been significantly affected by inflationary trends in the economy. The Company has incorporated adjustments for inflation in its contract with Anheuser-Busch.

Liquidity and Capital Resources.

               In 1993 the Company completed the 1993 Offering, obtaining net proceeds of approximately $14,471,000. The 1993 Offering proceeds have been utilized to date: to repay short term debt ($3,600,000) and related interest ($120,000), for architectural and design services for Blimp Port USA(TM) ($479,000); to acquire parts for the assembly of an additional airship, including a Nightsign(TM) ($823,000); to acquire additional airship assets ($2,500,000); to fund a portion of dividend payments on the Preferred Stock ($600,000); and for working capital ($1,455,000). Of the 1993 Offering proceeds to be used for the purchase of land and a hangar for Blimp Port USA(TM) a significant portion had been used instead for working capital purposes due to net losses sustained by the Company.

               The Company continues to experience negative cash flows from operating activities. During 1994, the Company sustained a net change in cash and cash equivalents of ($623,000), with a reduction of $2,070,000 from operating activities. At December 31, 1994, available cash balances were represented by the $542,000 in cash plus $1,809,000 in funds contained in the Cash Escrow Account. The balance of the funds in the Cash Escrow Account were subsequently used by the Company to repay certain obligations owing to WDL. See "Business--WDL Lease". Cash flow has been adversely affected by the temporary cessation in November 1993 of flights and fees under the Gulf Oil Contract which recommenced on April 15, 1994 and which ended on September 11, 1994, the cessation of flights and fees under the 600.05 Aerial Advertising Agreement in April 1994, and by the changes in terms of both the Sea World and Bud One Contracts.

               The Gulf Oil Airship did not recommence operations until April 15, 1994, causing an approximate $650,000 negative cash flow. The accident involving the Gulf Oil Airship and its subsequent suspension of operations on September 11, 1994 resulted in a further negative operating cash flow for 1994 of approximately $400,000. The Gulf Oil Airship was returned to WDL in September 1994. Approximately $610,000 of the negative cash flow sustained in connection with the Gulf Oil Airship during 1994 resulted from rental and other costs due WDL. Including similar costs for 1993, the Company owed WDL $2,866,000 at December 31, 1994 including $1,978,000 representing the loss incurred when the Gulf Oil Airship was damaged. The Company will not incur additional operating cash costs relating to the Gulf Oil Airship. However, the Company's liability to WDL at December 31, 1994 was $2,866,000. Of such amount, approximately $1,800,000 was repaid to WDL from the Cash Escrow Account during 1995, leaving a balance owing from the Company to WDL of approximately $1,000,000.

               The Sea World Airship commenced limited operations under the Sea World Passenger Contract, causing a $659,000 negative cash flow during 1994, including maintenance costs when it was disassembled for shipment to Argentina for use as the Argentina Airship. The 600.05 Airship was operated under an aerial advertising contract only during ____ months of 1994, causing a $128,000 negative cash flow for 1994. The 600.05 Airship was disassembled in June 1994, and ongoing cash costs will be minimal for this airship.

               The Company's negative cash flow for 1994 was $622,000. Operating activities utilized $2,144,000 principally as a result of the net loss for the period, which includes non-cash charges of approximately $14,122,000. In addition, the change in operating assets and liabilities offset the negative cash flow effect of the net loss by approximately $4,379,000 as liabilities at December 31, 1994 increased to approximately $13,070,000. All but approximately $1,000,000 of these liabilities are payable in 1995. Investing activities contributed $455,000 in the form of funds taken from the Cash Escrow Account. Financing activities contributed $1,067,000 principally from proceeds of the Allstate Loan, partially offset by the payment of dividends and repayment of loans.

               The Company has not had existing bank lines of credit available to provide additional working capital due to the Company's negative cash flow and existing encumbrances on assets, and has previously received substantial financing from Mr. Pearlman in the form of loans and guarantees which supplement the funds available from the Company's operations. There can be no assurance that Mr. Pearlman will make additional cash advances or loans or give personal guarantees if the Company requires additional capital. At December 31, 1994, the Company owed Mr. Pearlman $950,000 net of unauthorized discount and after offsetting $785,000 with respect to a loan made by the Company and guaranteed by Mr. Pearlman. As of December 31, 1994, the Company owed Mr. Pearlman $950,000 net of unamortized discount. The entire unpaid principal balance of the loan from Mr. Pearlman, together with all accrued and unpaid interest, becomes due and payable on May 31, 1997.

               In addition, Trans Continental has guaranteed the Company's obligations under the Allstate Loan and the Phoenixcor Loan. In consideration for these and other guarantees of the Company's obligations, Trans Continental has been granted 10% of the issued and outstanding common stock of the Company. See "Certain Relationships and Related Transactions." There can be no assurance that Trans Continental will continue to guaranty the Company's obligations in connection with any future financings.

                The Company is currently taking steps to improve its liquidity. On July 8, 1994, the Bud One Contract was amended, as explained in Note I to the Financial Statements included herein, on terms more favorable to the Company than those contained in the March Amendment. In addition, the Company has renegotiated the Orix Lease, and has completed refinancing of the Phoenixcor Loan. See "Business-Acquisitions, Leases and Financings." Cost Savings in operations and administration were instituted in 1994. Management has eliminated its hull insurance on certain airships and continues to attempt to renegotiate certain long term obligations. In addition, the Company anticipates decreases in ongoing costs resulting from the acquisition in 1993 of certain airship assets, and is seeking new aerial advertising contracts, although there can be no assurance that these anticipated results will be achieved.

               To date the Company has never paid a dividend on its Common Stock and does not anticipate paying one on its Common Stock in the foreseeable future.

               Dividends on the Company's Preferred Stock are payable in cash to the extent of available cash derived from the adjusted earnings of the Company for the fiscal quarter immediately preceding the Dividend Payment Date (according to a formula based on adjusted earnings). The Company has deferred and accrued the cash dividend on the Preferred Stock due on August 15, 1994, and all subsequent quarterly dividend payment dates, until a later payment date.

ITEM 8. FINANCIAL STATEMENTS AND SCHEDULES

               The report of the Company's Independent Auditor, Financial Statements, Notes to Financial Statements and Financial Statement Schedules appear herein commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               On May 27, 1993, the Company and Wiss & Co. ("Wiss"), mutually agreed that Wiss would no longer serve as the Company's outside auditors. The Company had determined that in light of the fact that it is a growing public company, it would be more appropriate to seek a larger, full-service national accounting firm to serve as its outside auditors. This decision was approved by the Company's Board of Directors.

               On August 23, 1993, the Company engaged Grant Thornton as its new independent accountants. In April 1993, pursuant to discussions between the Company and its former independent auditor, the Company engaged Grant Thornton to examine the issue of revenue recognition described below. The Company and Wiss subsequently reached an agreement on this matter before Grant Thornton was in a position to reach a conclusion. Accordingly, no oral advice or written opinions on the issue in dispute were given by Grant Thornton.

               For further information relating to the replacement of Wiss by Grant Thornton, including an exchange of letters between Wiss and the Company, see the current Report on form 8-K-A filed by the Company with the Commission on July 12, 1993.

               In connection with their audit of the Company's financial statements for the year ended December 31, 1992, the Company and Wiss had a disagreement regarding gain recognition for a transaction that occurred in the fourth quarter of 1992. As reported on its reports on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on April 16 and May 18, 1993, this disagreement was resolved to the satisfaction of both the Company and Wiss. In connection with their audit of the Company's financial statement for the year ended December 31, 1992, Wiss had preliminarily indicated to the Company their agreement with the Company's proposed accounting treatment that recognized that the gain on a sale of airship components could be recognized in 1992. However, shortly before the due date for the filing of the Company's annual report on Form 10-K with the Commission, Wiss indicated that they disagreed with the Company's position on the gain recognition and indicated instead that the gain should be recognized in 1993. After several discussions between Wiss and the Company and following the receipt of additional supporting documents and audit evidence, Wiss concluded that the gain could be recognized in 1992. Therefore, the Company's financial statements for the year ended December 31, 1992 were filed with the Company's Annual Report on Form 10-K (which was filed with the Commission on May 20, 1993) as originally prepared.


                The Company became delinquent in its financial filings subsequent to filing its Form 10-Q for the period ending September 30, 1994. In June 1997 the Company retained Charlie Meeks, C.P.A., P.A. as its independent auditor due to the added expense of continuing with a large audit firm such as Grant Thornton.



                The Company authorized Wiss to respond fully to inquiries of Grant Thornton concerning the aforementioned disagreement. The Wiss report on the Company's 1991 financial statements included a going concern qualification. However, the 1992 financial statements contained no such qualification.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The following table sets forth information, as of August 21, 1997, relating to each director and executive officer of the Company.**



                                               POSITIONS WITH
NAME                          AGE              THE COMPANY                         POSITION HELD SINCE
----                          ---              ----------------                    --------------------
Louis J. Pearlman             43               Chairman of the Board of            June 1982
                                               Directors, President and Chief
                                               Executive and Operating Officer

Marvin Palmquist              81               Director                            November 1984

James J. Ryan                 49               Director                            July 1986

Alan A. Siegel                33               Secretary and Director              October 1989

Seth M. Bobet(1)              34               Vice President of Finance and       February 1990
                                               Chief Financial Officer

--------------------

(1) Mr. Bobet resigned as Chief Financial Officer in June 1995. Mr. Pearlman now acts as Chief Financial Officer of the Company.

               The following sets forth the business experience of each director, executive officer, including principal occupations, at present and for at least the past five years.

               Louis J. Pearlman has been Chairman of the Board, President, Chief Executive and Operating Officer and Treasurer of the Company since June 1982. Since November 1976, Mr. Pearlman has been President and Chief Operating Officer, a director and a 21% shareholder of Trans Continental. See "Certain Relationships and Related Transactions." Mr. Pearlman currently devotes approximately 10% of his time to Trans Continental and the remainder of his time to the Company.

               Marvin Palmquist has been a director of the Company since November 1984. Since August 1967, Mr. Palmquist has been Chairman of the Board of Directors and President of Lloyd American Corporation ("LAC") and its subsidiaries, including Lloyd Communications Group, Inc. which develops, owns and operates local television stations and a satellite receiving center associated with the Independent Network System. LAC also owns and operates the Midway Theater, an historic theater located in Rockford, Illinois.

--------
** Mr. Roy Belotti, a director since November 1984, passed away in May, 1995. To date the Company's Board of Directors has not chosen a director to fill the vacancy on the Board created by Mr. Belotti's death.

               Seth M. Bobet was appointed Vice President of Finance in February 1990. From June 1987 through February 1990, Mr. Bobet was the controller of the Company. Mr. Bobet graduated in June 1985 with a Bachelor of Science Degree in Accounting from the State University of New York.

               James J. Ryan has been a director of the Company since July 1986. Until 1994 for more than 20 years he had been employed with Alexander and Alexander Inc., an international insurance brokerage firm and its predecessor firm, where he most recently held the title of Senior Vice President of the Aviation and Aerospace Division. Mr. Ryan is currently Executive Director of Sedgwick Aviation of North America, an international insurance brokerage firm.

                Alan A. Siegel has been a director of the Company since December 1991 and Secretary of the Company since October 1989. From 1985 to 1989, Mr. Siegel was Senior Account Manager of the Company and since 1989 has served as the Company's General Manager. Mr. Siegel has also been Senior Account Manager for Trans Continental since 1986.

               The Company's directors are elected for a period of one year and until their successors are duly elected and qualified. Directors who are not employees of the Company are compensated at a rate of $500 for each meeting of the full Board of Directors which they attend in person, up to a maximum of $2,000 in any one year, plus expenses for attending such meetings. Officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

               To the knowledge of management of the Company, except as set forth above, no director of the Company holds any directorship in any other company with a class of securities registered pursuant to Section 12, or subject to the requirements of Section 15(d), of the Securities Exchange Act of 1934 or in any company registered as an investment company under the Investment Company Act of 1940.

               There are currently four members of the Board of Directors. The Company and its principal shareholders have agreed to use their best efforts to elect two designees of the underwriters of the 1993 Offering to the Company's Board of Directors. Due to the Company's failure to pay a specified portion of dividends on the Preferred Stock in cash, the holders of the Preferred Stock, voting as a class, have the right to designate two additional members of the Company's Board of Directors.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires officers and directors of the Company and persons who own more than ten percent of the Common Stock or the Preferred Stock, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), of the Common Stock and the Preferred Stock with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all such forms they file.

               To the Company's knowledge, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Company believes that during 1994 all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with. Mr. Pearlman filed one late Statement of Changes of Beneficial Ownership of Securities on Form 4 for the month of August 1994.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer for services rendered in all capacities to the Company for the three years ended December 31, 1994. No other executive officer's annual salary and bonus exceeded $100,000 during the Company's past three fiscal years.

                           SUMMARY COMPENSATION TABLE



                                                                                                LONG TERM
                                                      ANNUAL COMPENSATION                  COMPENSATION AWARDS
                                             ----------------------------------------    --------------------------
                                                                                                         SECURITIES
                                   FISCAL                                 OTHER ANNUAL     RESTRICTED    UNDERLYING       OTHER
NAME AND PRINCIPAL POSITION         YEAR       SALARY           BONUS     COMPENSATION    STOCK AWARD     OPTIONS      COMPENSATION
--------------------------         -----       ------           -----     ------------    -----------    ---------     ------------
Louis J. Pearlman, Chairman,        1994      $252,101(1)          $0          --              --            --             --
President, Chief Executive and      1993      $251,573             $0          --              --            --             --
Operating Officer                   1992      $240,000             $0          --              --            --             --
                                    1991      $249,318       $100,000          --              --            --             --


(1) Mr. Pearlman had agreed to voluntarily defer approximately $100,000 of his salary for 1994, to which he is entitled pursuant to his employment agreement with the Company. On December 31, 1994, such deferred compensation was applied by the Company as an offset against the exercise price payable with respect to the exercise by Mr. Pearlman of certain options on such date. (See "Other Options").

INCENTIVE STOCK OPTION PLAN

               On November 1, 1984, the Company adopted an Incentive Stock Option Plan (the "Plan") for all management and other key employees. The Plan was intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The Board of Directors has sole authority to select participating employees. On December 22, 1991 the Plan was amended, increasing the number of shares reserved for issuance under the Plan to 750,000. The aggregate fair market value (determined as of the date the options are granted) of the shares for which an employee is granted options which are exercisable for the first time by the employee in any calendar year (granted pursuant to all of the stock option plans of the Company or any parent or subsidiary of the Company) may not exceed $100,000.

               These options may have a term of up to ten years (five years in the case of a 10% shareholder or director) and the Board may provide for the exercise of such options in installments over a period of up to ten years (five years in the case of a 10% shareholder or director). The option price may not be less than the fair market value of the shares on the date of grant (110% of such value in the case of a 10% shareholder or director). The Plan terminated on October 31, 1994.

               The following options have been granted under the Plan to the following persons:



Name                  Number of Shares    Price Per Share   Date of Expiration
----                  ----------------    ---------------   -------------------
Mike Fitzpatrick           20,000              $ .94              2/27/99

Alan A. Siegel             50,000              $ .94              2/27/99

Frank I. Sicoli            50,000              $ .94              2/27/99

Mary T. Iannerelli          5,000              $ .94              2/27/99

Mary T. Iannerelli         10,000              $1.28              10/1/01

Scott Bennett              10,000              $1.28              10/1/01

Frank Vazquez              10,000              $1.28              10/1/01


       No options have been granted under the Plan since fiscal year 1992.

1994 EMPLOYEE SHARE PURCHASE PLAN

               The Company has an employee share option plan (the "Plan") for employees of the Company and any present or future "subsidiary corporations." The Company intends the Plan to be an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan, approved by the Company's shareholders on April __, 1995, was effective November 1, 1994. All employees are eligible to participate in the Plan, except that the Company's appointed committee may exclude any or all of the following groups of employees from any offering: (i) employees who have been employed for less than 2 years; (ii) employees whose customary employment is 20 hours or less per week; (iii) employees whose customary employment is not more than 5 months in any calendar year; and (iv) highly compensated employees (within the meaning of Code Section 414(q). The shares issuable under the Plan shall be common shares of the Company subject to certain restrictions up to a maximum of 1,000,000 shares. The committee shall determine the length of each offering but no offering may exceed 27 months. The option price for options granted in each offering may not be less than the less of (i) 85% of the fair value of the shares on the day of the offering, or (ii) 85% of the fair market value of the shares at the time the option is exercised.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

               The following table sets forth certain information regarding individual options granted in fiscal year 1994 to the Chief Executive Officer. In accordance with the rules of the Securities and Exchange Commission (the "Commission"), the table sets forth the hypothetical gains or "options spreads" that would exist for the options at the end of their respective terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term.

                              OPTION GRANTS IN 1994


                                                                                                          POTENTIAL REALIZABLE VALUE
                                                                                                          AT ASSUMED ANNUAL RATES
                                    PERCENTAGE OF                                                              OF STOCK PRICE
                      SECURITIES    TOTAL OPTIONS                                                         APPRECIATION FOR OPTION
                      UNDERLYING     GRANTED TO     EXERCISE         MARKET PRICE                                  TERM
                       OPTIONS      EMPLOYEES IN      PRICE            ON DATE          EXPIRATION       -----------------------
NAME                   GRANTED       FISCAL YEAR    PER SHARE          OF GRANT            DATE              5%           10%
----                 -----------    -------------  ------------      ------------       -----------       -------       ------
LOUIS J. PEARLMAN    5,000,000(1)     100%(1)      $.02 per share    $625,000(2)    August 11, 1999(3)    $681,250      $837,500


----------

(1) On August 11, 1994, the Company issued to Mr. Pearlman five-year options to purchase 5,000,000 shares of Common Stock at an exercise price of $.125 per share, which was the closing market value of the Common Stock on August 10, 1994. These options were non-compensatory in nature and were issued in connection with Mr. Pearlman's guaranty of certain obligations pursuant to a restructuring of the Company's indebtedness. Thereafter, Mr. Pearlman personally guaranteed the Company's obligations under an Airship Lease Agreement between the Company and Mastellone Hnos. S.A. dated December 15, 1994, and in connection therewith the Company's Board of Directors lowered the exercise price of such options to $.02 per share. The closing market value of the Common Stock on such date was $.125. These options were granted in connection with the guaranty of certain obligations of the Company by Mr. Pearlman and were not issued as compensation.

(2) Based upon the closing price of the Company's Common Stock on the National Association of Securities Dealers Automated Quotation System on August 11, 1994.

(3) Mr. Pearlman exercised these options on December 31, 1994. (See Summary Compensation Table).

                       AGGREGATED OPTION EXERCISE IN 1994
                     AND 1994 FISCAL YEAR-END OPTION VALUES



                                                                  NUMBER OF SECURITIES
                                                                         UNDERLYING              VALUE OF UNEXERCISED
                               SHARES                              UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS
                             ACQUIRED             VALUE              FISCAL YEAR-END             AT FISCAL YEAR-END
NAME                        ON EXERCISE          REALIZED         EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                        -----------          --------         -------------------------    -------------------------
LOUIS J. PEARLMAN          5,000,000(1)         $525,000                    - 0 -                        - 0 -


----------

(1) The option exercised by Mr. Pearlman was issued in consideration of Mr. Pearlman's guaranty of certain obligations of the Company. See " - Other Options."


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

               The Board of Directors of the Company does not have a compensation committee. Messrs. Pearlman and Siegel determine executive compensation, based on corporate performance and market conditions. The compensation of Mr. Pearlman, the Chief Executive and Operating Officer of the Company, is based solely upon the terms of his employment agreement with the Company. Similarly, the compensation of Mr. Siegel, the Secretary of the Company, is fixed by the terms of his employment agreement with the Company. See "Employment Agreements."

EMPLOYMENT AGREEMENTS

               The Company entered into an employment agreement as of February 15, 1993 with Louis J. Pearlman, superseding his prior agreement which was to expire December 31, 1994. Both agreements contemplate an annual salary to Mr. Pearlman of $200,000 during 1989 and for annual increases thereafter in an amount equal to the greater of 5% of his previous year's salary or the increase, if any, in the Consumer Price Index for All Urban Consumers, Central Florida 1967 - 100. The agreement also provided for an annual profit bonus payable to Mr. Pearlman in an amount equal to 4% of the first $1 million of the Company's net after-tax profits for such fiscal year. Pursuant to the agreement, Mr. Pearlman's annual compensation, including salary and bonus was limited to $340,000 per year. In addition, Mr. Pearlman agreed in 1993 not to receive a bonus for the 1993 fiscal year. Mr. Pearlman received a bonus of $254,000 (including $100,000 applied to exercise of options) for the 1994 fiscal year. See "Option Grants in 1994." The Company is presently negotiating a new employment agreement with Mr. Pearlman.

               The Company entered into an employment agreement as of December 31, 1992 with Alan A. Siegel. Mr. Siegel's agreement expires on January 1, 1998. Mr. Siegel's agreement provides for an annual salary of $75,000 for the first year of the agreement and for annual increases thereafter in an amount equal to the greater of 5% of his previous year's salary or the increase, if any, in the Consumer Price Index for All Urban Consumers, Central Florida 1967 -- 100. The agreement also provides for an annual bonus payable to Mr. Siegel in an amount equal to 1 1/2% of the Company's net after-tax profits for such fiscal year plus an amount determined in the discretion of the Board.

PERFORMANCE GRAPH

               Set forth below is a line graph comparing the cumulative total shareholder return of the Company's Common Stock, based on the market price of the Common Stock, with the cumulative total return of companies on the Nasdaq Market Index. Because of the unique nature of the Company's business, the Company has been unable to identify a peer group consisting of companies in a similar line of business, and instead has provided a comparison with a "peer group" of companies with a similar market capitalization. Such peer group is comprised of companies with market capitalizations of between one million and ten million dollars on December 31, 1994 and whose stock is traded on Nasdaq.

                           [INTENTIONALLY LEFT BLANK]

                                   [GRAPHIC]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following table sets forth the number and percentage of shares of Common Stock beneficially owned, as of the Record Date, by (i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock or Preferred Stock, (ii) each of the Company's directors, (iii) the Company's Chief Executive Officer and (iv) all executive officers and directors of the Company as a group (5 persons).



                          Shares Owned of Record    Percentage of Outstanding    Percentage of Outstanding
Name and Address             or Beneficially          Shares of Common Stock     Shares of Preferred Stock
----------------            -----------------        ------------------------    -------------------------
Louis J. Pearlman(1)            9,302,291                     23.9%                        *

Alan A. Siegel(2)                  51,130                      *                           *

Roy T. Belotti                      1,250                      *                           *

Marvin Palmquist                    -0-                        *                           *

James J. Ryan(3)                   97,000                      *                           *

Transcontinental(4)             3,666,862                     10%                          *

All officers and directors      9,451,671                     24.3%                        *
  as a group
  (5 persons)(2)(5)


----------
*    Denotes less than 1%.

(1) Mr. Pearlman has an address at: c/o Airship International Ltd., 7380 Sand Lake Road, Suite 350, Orlando, Florida 32819.

(2) Includes 50,000 options granted under the Company's Incentive Stock Option Plan.

(3) Includes a warrant to purchase 67,000 shares of Common Stock. See "Certain Relationships and Related Transactions."

(4) Such shares of Common Stock were granted to Transcontinental Airlines, Inc. in consideration for its guaranty of the Company's obligations under the Allstate Loan, the Phoenixcor Loan, the Senstar Loan, the Argentina Lease Agreement and the Argentina Operations Agreement, and a corporate credit card issued for the Company's benefit. See "Certain Relationships and Related Transactions".

(5)  Includes the options described in footnotes (2) through (3), above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               As of January 1, 1993, the Company owed Mr. Pearlman an aggregate amount of approximately $1,900,000 which amount represented accrued and unpaid salary and bonus, and principal and accrued and unpaid interest on loans made to the Company by Mr. Pearlman for general operation purposes. On June 30,1993, the Company made a $789,000 loan (the "June 1993 Loan") to an individual who had previously facilitated financing for the Company. Mr. Pearlman has guaranteed repayment of the Loan and in addition, has agreed that the Company's obligation to repay principal and interest on Mr. Pearlman's loan to the

Company shall be reduced proportionately to reflect the amount of the then outstanding Loan for so long as the Loan shall remain outstanding. The loan from Mr. Pearlman bears interest at the rate of 8.5%. In consideration for Mr. Pearlman's guaranteeing repayment of the Loan and agreeing that the Loan can be offset against his loan, the Company has treated the $789,000 as a reduction of the amount due to Mr. Pearlman.

               As the result of further interest accruing on the amounts owing to Mr. Pearlman by the Company, at December 31, 1994, and after allowing for the offset described above with respect to the Loan, the Company owed Mr. Pearlman $950,000 net of unamortized discount. As of December 31, 1994 the Company owed Mr. Pearlman $950,000 net of unamortized discount.

               During the year ended December 31, 1994, the Company earned $164,000 of interest income on advances (the "Trans Continental Account") previously made to Trans Continental Airlines, Inc. ("Trans Continental"). Mr. Louis J. Pearlman owns 21% of Trans Continental and is the Company's Chairman of the Board, President and principal shareholder. The advances were made to obtain higher yields and, at December 31, 1994, totaled $1,809,000. Trans Continental has pledged a $2,500,000 money market account as collateral for this advance. This advance is returnable to the Company upon demand, and during the year ended December 31, 1994, an aggregate amount of $881,000 of the advances were returned to the Company including interest earned. The balance of the advances were returned to the Company during 1995 and were used by the Company to pay outstanding amounts owing to WDL.

               On October 9, 1995 the Company granted to Transcontinental 3,666,862 shares of Common Stock representing 10% of the issued and outstanding Common Stock of the Company. Such grant was made in consideration of Transcontinental's guaranty of the Company's obligations under the Allstate Loan, the Phoenixcor Loan and the Senstar Loan and the Argentina Lease and Operations Agreements. In addition, Transcontinental has procured, for the Company's benefit, a corporate credit card.

               The Company advanced Airship Airways, Inc. ("AAI") $137,500 in August 1994. At such time, Mr. Pearlman was a principal stockholder of AAI, owning approximately 44% of its stock. Subsequent to such transaction Mr. Pearlman has reduced his ownership interest in AAI to approximately 4%. The advance was made in connection with a proposed merger (the "Merger") transaction between the Company and AAI. At the present time the Company believes that it is unlikely that the Merger will be consummated. In connection with the advance, AAI issued to the Company its promissory note (the "AAI Note") in the amount of $137,500 in October 1994. The AAI Note is secured by certain aircraft and equipment owned by AAI. The AAI Note bore interest at the rate of 8% per annum, and was due and payable on or before February 23,1995. On February 8, 1995 AAI repaid the AAI Note in full by paying the Company $82,100 and cancelling two promissory notes that had been issued by the Company to AAI in the respective principal amounts of $25,000 and $30,400. These notes had been issued in connection with expenses incurred in connection with the Merger, and reductions in rental payments on office space obtained with the cooperation of AAI, and which were due and payable on February 23, 1995 and May 1, 1996, respectively.

               Pursuant to an Agreement dated December 7, 1993, the Company made a $75,000 unsecured loan to Superbound Limited ("Superbound"), a United Kingdom corporation controlled by James Stuart Tucker, the former President of Slingsby. The loan bears interest at an annual rate of 10%. Principal is payable in two equal installments of $37,500 each on the first two anniversaries of the date the loan proceeds were paid to Superbound (within seven days of December 7, 1993). Mr. Tucker is a guarantor of this loan. During 1994 Mr. Tucker was able to procure, without cost to the Company, required maintenance service and parts which would otherwise have cost the Company over $100,000. In exchange for his services, $37,500 of the loan was cancelled as of December 3, 1994 and interest of $7,500 was received in February 1995. The remaining balance of the loan was subsequently repaid.

               On December 31, 1991, Mr. Julian Benscher and the Company entered into a Line of Credit Agreement, pursuant to which Mr. Benscher loaned the Company $ 1,000,000 in 1992. As partial consideration for making these loans, the Company issued to Mr. Benscher warrants to purchase 775,000 shares of Common Stock and issued additional warrants to purchase 325,000 shares of Common Stock to certain parties designated by Mr. Benscher. The Company has granted Mr. Benscher registration rights with respect to all shares of Common Stock and warrants owned by him. These warrants were to expire on December 31, 1994; however, for continued assistance provided to the Company by Mr. Benscher, the Company extended the expiration date of these warrants to December 31,1995, on which date the warrants expired unexercised.

               The Company sold the Argentina Airship to First Security for the benefit of Aviation, in June, 1995 in consideration for First Security's assumption of the Company's liabilities under the Argentina Lease Agreement and AOI's obligations under the Argentina Operations Agreement. In connection with such sale, the Company assigned the Argentina Lease Agreement to First Security, and Aviation purchased all of the issued and outstanding Capital Stock of AOI. See "Business-Aerial Advertising and Other Contracts-Argentina Airship."

               The Company has purchased hull insurance for the Company's airships through Sedgwick Aviation of North America, an international insurance brokerage firm of which Mr. James J. Ryan is the Executive Director. For assisting in reducing the Company's insurance costs, on April 7, 1990, Mr. Ryan was granted a five year warrant to purchase 67,000 shares of Common Stock at $2.20 per share.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AIRSHIP INTERNATIONAL LTD.


Dated:  August 25, 1997                     By:  /s/ LOUIS J. PEARLMAN
                                                 --------------------------
                                                  Louis J. Pearlman
                                                  Chairman of the Board of
                                                  Directors, President and
                                                  Treasurer (Principal Executive
                                                  and Financial Officer)



Dated: August 25, 1997                      By:  /s/ Alan A. Siegel
                                                 --------------------------
                                                   Alan A. Siegel
                                                   Secretary & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: August 25, 1997                      By:  /s/ Marvin Palmquist
                                                 --------------------------
                                                   Marvin Palmquist
                                                   Director


Dated: August 25, 1997                      By:  /s/ James J. Ryan
                                                 --------------------------
                                                   James J. Ryan
                                                   Director

Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K


                                                                                 Page
                                                                                 ----
(a)  (1)  The following financial statements of the Company have been filed as part of this report:

          A. Report Independent Certified Public Accountant                      F-1

          B. Balance Sheets as of December 31, 1994 and 1993                     F-2

          C. Statements of Operations for the years ended December 31,
               1994, 1993 and 1992                                               F-3

          D. Statements of Changes in Stockholders' (Deficit) Equity for
               the years ended December 31, 1994, 1993 and 1992              F-4 to F-5

          E. Statements of Cash Flows for the years ended December 31,
               1994, 1993 and 1992                                           F-6 to F-7

          F. Notes to Financial Statements                                   F-7 to F-25

(a) (2) No Financial Statement Schedules are required to be filed by the Company other than the following which have been filed as part of this report:

         A.  Report of Independent Certified Public Accountants on Schedules    F-27

         B.  II - Amounts receivable from related parties                       F-27

         C.  IV - Indebtedness to related parties                               F-28

         D.   V - Airships and related equipment                                F-29

         E.  VI - Accumulated depreciation and amortization of airships and
                  related equipment                                             F-30

         F.  IX - Short-term borrowings                                         F-31





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT





Board of Directors and Stockholders
Airship International Ltd.

I have audited the accompanying balance sheet of Airship International Ltd. as of December 31, 1994 and the related statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The December 31, 1993 financial statements were audited by other auditors whose report, dated March 24, 1994 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. The December 31, 1992 financial statements were audited by other auditors whose report dated
February 26, 1993, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards.
Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airship International Ltd. at December 31, 1994, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note B, the Company is subject to various matters giving rise to uncertainty, including matters giving rise to substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of such matters.





                                            CHARLIE M. MEEKS, C.P.A., P.A.


Maitland, Florida
August 22, 1997







                           Airship International Ltd.
                                 Balance Sheets
                                  December 31,






                                                                                                    1994                   1993
------------------------------------------------------------------------------------------------------------------------------------
                                ASSETS
Airships and Related Equipment:
   Airships                                                                                    $  2,104,000            $ 12,048,000
   Vehicles                                                                                       1,609,000               1,514,000
   Parts and equipment                                                                            1,542,000               2,768,000
   Airship components                                                                             2,730,000               6,762,000
   Construction in progress                                                                            --                   479,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  7,985,000              23,571,000
Less: Accumulated depreciation and
      amortization                                                                                1,492,000               3,257,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  6,493,000              20,314,000
Cash and cash equivalents                                                                           543,000               1,165,000
Prepaid insurance                                                                                   626,000               1,433,000
Due from Transcontinental Airlines, Inc., an affiliate                                            1,809,000               2,526,000
Deferred financing and offering costs,
   net of accumulated amortization                                                                  157,000                 196,000
Other assets                                                                                        181,000                 443,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               $  9,809,000            $ 26,077,000
------------------------------------------------------------------------------------------------------------------------------------

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
    Accounts payable - trade                                                                   $  4,068,000            $    915,000
    Customer payment on future services                                                           1,367,000                 250,000
    Insurance financing                                                                             291,000               1,504,000
    Accrued expenses and other liabilities                                                        1,886,000                 771,000
    Obligations under capital leases                                                              3,258,000               3,556,000
    Loan payable                                                                                  1,250,000                   --
    Due to related party                                                                            950,000                 846,000
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                13,070,000               7,842,000
------------------------------------------------------------------------------------------------------------------------------------

CONTINGENCIES AND COMMITMENTS                                                                          --                      --

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value:  Authorized -
      10,000,000 shares, issued and outstanding 2,875,000                                            29,000                  29,000
    Common stock, $.01 par value:  Authorized -
      80,000,000 shares, issued and outstanding - 31,400,000
      shares in 1994 and 27,946,000 in 1993                                                         314,000                 279,000
    Capital in excess of par value - Preferred Stock                                             14,442,000              14,442,000
    Capital in excess of par value - Common Stock                                                21,931,000              21,136,000
    Accumulated deficit                                                                         (39,977,000)            (17,651,000)
------------------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity (deficit)                                                      (3,261,000)             18,235,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               $  9,809,000            $ 26,077,000
------------------------------------------------------------------------------------------------------------------------------------







        The accompanying notes are an integral part of these statements.

                           Airship International Ltd.
                            Statements of Operations
                        For the Year Ended December 31,




                                                                                 1994                 1993                  1992
------------------------------------------------------------------------------------------------------------------------------------
Airship Revenue                                                            $  3,980,000          $  9,748,000          $  7,258,000
                                                                           ------------          ------------          ------------
Costs and Expenses:
Operating costs                                                              17,452,000             9,964,000             6,499,000
Selling, general and administrative expenses                                  2,408,000             3,449,000             2,409,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                             19,860,000            13,413,000             8,908,000

Loss from operations                                                        (15,880,000)           (3,665,000)           (1,650,000)
------------------------------------------------------------------------------------------------------------------------------------
Other income (expense)
    Gain on sale of airship components,
      net of imputed interest of $69,000                                           --                    --               2,366,000
    Gain (loss) on sale of airship components
      to a stockholder                                                         (659,000)                 --               1,077,000
    Gain (loss) on insurance settlement                                      (3,443,000)                 --                 769,000
    Interest expense                                                           (805,000)             (913,000)           (1,571,000)
    Interest capitalized                                                           --                    --                  30,000
    Interest, royalties and other income                                        206,000               391,000               144,000
    Costs relating to settlement of litigation                                  (64,000)             (741,000)                 --
    Loss on disposition of airship component                                       --                (478,000)                 --
------------------------------------------------------------------------------------------------------------------------------------
                                                                             (4,765,000)           (1,741,000)            2,815,000
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                          $(20,645,000)         $ (5,406,000)         $  1,165,000
------------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common
  shares and equivalents outstanding                                         30,161,000            27,073,000            22,070,000
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock:
    Net income (loss)                                                      $(20,645,000)         $ (5,406,000)         $  1,165,000
    Less preferred stock dividend                                            (1,683,000)           (1,166,000)                 --
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                               $(22,328,000)         $ (6,572,000)         $  1,165,000
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                                                $      (0.74)         $      (0.24)         $       0.05
------------------------------------------------------------------------------------------------------------------------------------
         SIGNIFICANT AMOUNTS APPLICABLE TO RELATED PARTIES

Operating costs - Insurance expense                                        $    877,000          $  1,319,000          $  1,072,000
Selling, general and administrative:
  Travel                                                                             $-          $      6,000          $    115,000
Interest expense                                                           $    105,000          $    149,000          $    292,000
Interest income                                                            $    164,000          $    184,000          $    131,000







        The accompanying notes are an integral part of these statements.

                           Airship International Ltd.
            Statements of Changes in Stockholders' Equity (Deficit)
                        For the Year Ended December 31,



                                                                                                Capital in Excess
                                                                                                   of Par Value
                                               Preferred Stock          Common Stock         -----------------------
                                             ----------------------------------------------  Preferred     Common       Accumulated
                                              Shares   Par Value    Shares       Par Value     Stock        Stock         Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1991                    --    $   --       17,307,000  $    173,000  $  --      $ 14,698,000   $(12,244,000)

Sale of common stock and
  warrants issued to private investors,
  less related expenses of $360,000             --         --       5,225,000        52,000       --       3,972,000           --
Exercise of warrants, less
  expenses of $65,000                           --         --       3,069,000        31,000       --       1,295,000           --
Conversions of debt into common
  stock, less related expenses
  of $15,000                                    --         --         338,000         3,000       --         223,000           --
Fair value of options issued in
  connection with loan to:
    President                                   --         --            --            --         --          25,000           --
    Others                                      --         --            --            --         --          33,000           --
Expenses incurred in registration of
  previously outstanding shares and
  warrants                                      --         --            --            --         --        (130,000)          --
Net income                                      --         --            --            --         --            --        1,165,000
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992                    --         --      25,939,000       259,000       --      20,116,000    (11,079,000)

Sale of common stock and warrants
  issued to private investors, less
  related expenses of $27,000                   --         --         318,000         3,000       --         209,000           --




        The accompanying notes are an integral part of these statements.

                           Airship International Ltd.
            Statements of Changes in Stockholders' Equity (Deficit)
                        For the Year Ended December 31,



                                                                                               Capital in Excess
                                                                                                 of Par Value
                                              Preferred Stock           Common Stock        ----------------------
                                         ------------------------------------------------   Preferred       Common      Accumulated
                                          Shares       Par Value      Shares    Par Value     Stock          Stock        Deficit
------------------------------------------------------------------------------------------------------------------------------------
 Sale of preferred stock to public
  less related expenses of $2,779,000     2,875,000     29,000          --         --       14,442,000           --    (11,079,000)
 Exercise of warrants into common
 stock                                          --         --         640,000      6,000          --          396,000         --
 Repurchase of warrants                         --         --            --         --            --         (222,000)        --
 Dividends paid on preferred stock:

 In cash                                        --         --            --         --            --             --       (518,000)
 In common stock                                --         --       1,049,000     11,000          --          637,000     (648,000)
 Loss                                           --         --            --         --            --             --     (5,406,000)
------------------------------------------------------------------------------------------------------------------------------------

  Balance at December 31, 1993            2,875,000     29,000    27,946,000    279,000    14,442,000     21,136,000   (17,651,000)

 Issuance of common stock from private
  placement, less expenses of $7,000            --         --       1,344,000     14,000          --          169,000         --
 Dividends paid on preferred stock:
 In cash                                        --         --            --         --            --             --       (172,000)
 In common stock                                --         --       2,066,000     21,000          --          626,000     (647,000)
Accrued common stock dividend                   --         --            --         --            --             --       (862,000)
 Loss                                           --         --            --         --            --             --    (20,645,000)
------------------------------------------------------------------------------------------------------------------------------------

  Balance at December 31, 1994             2,875,000   $29,000    31,356,000  $  314,000  $ 14,442,000   $ 21,931,000 $(39,977,000)
------------------------------------------------------------------------------------------------------------------------------------




        The accompanying notes are an integral part of these statements.








                           Airship International Ltd.
                            Statements of Cash Flows
                        For the Year Ended December 31,

Increase (decrease) in cash and cash equivalents




                                                                               1994                    1993                 1992
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income (loss)                                                        $(20,645,000)         $ (5,406,000)         $  1,165,000
  Adjustments to reconcile net income (loss)
   to net cash flows used in operating activities:
     Depreciation and amortization                                            2,389,000             1,223,000               981,000
     Gain on sale of airship components
       to J&B Enterprises Limited (UK) Corp.                                       --                    --              (2,366,000)
     Gain on sale of airship components
       to stockholder                                                              --                    --              (1,077,000)
     Loss from impairment of long-lived assets                                9,634,000                  --                    --
     Gain (loss) on dispositon of airship
       components and related assets                                            153,000                  --                (769,000)
     Loss on insurance settlement                                             1,467,000                  --                    --
     Loss on abandonment of Blimp USA                                           479,000                  --                    --
     Other - net                                                                   --                 232,000               197,000
     Loss on disposition of airship component                                      --                 478,000                  --
     Changes in operating assets and liabilities:
       Prepaid insurance                                                        807,000              (253,000)             (224,000)
       Other assets                                                             262,000              (136,000)              (70,000)
       Accounts payable - trade                                               3,153,000               464,000              (451,000)
       Customer payments on future services                                   1,117,000               (57,000)             (157,000)
       Insurance financing                                                   (1,213,000)              433,000               167,000
       Accrued expense to principal stockholder                                    --                 139,000               167,000
       Accrued expenses and other liabilities                                   253,000               (73,000)              236,000
------------------------------------------------------------------------------------------------------------------------------------
         Net cash flows used in operating
          activities                                                         (2,144,000)           (2,956,000)           (2,201,000)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net proceeds from insurance settlement                                           --                    --               1,529,000
  Proceeds from sale of airship components                                       55,000             2,228,000               500,000
  Acquisition of airships and related equipment                                (317,000)           (6,716,000)           (3,008,000)
  Deposit for purchase of airships
    and related equipment                                                          --                    --              (2,000,000)
  Net change in due from Trans Continental                                      717,000            (1,940,000)              770,000
------------------------------------------------------------------------------------------------------------------------------------
     Net cash flows provided by (used in)
        investing activities                                                    455,000            (6,428,000)           (2,209,000)



        The accompanying notes are an integral part of these statements.
                           Airship International Ltd.
                      Statements of Cash Flows - Continued
                        For the Year Ended December 31,


Increase (decrease) in cash and cash equivalents

                                                       1994           1993            1992
---------------------------------------------------------------------------------------------
Cash flows from financing activities:

Proceeds from issuance of loans payable             1,432,000         420,000       1,800,000
Principal payments on capital leases and loans       (479,000)     (4,728,000)     (1,450,000)
Principal payments to related party                   104,000      (1,150,000)       (467,000)
Net proceeds from issuance of common stock               --           614,000       5,205,000
Net proceeds from private placement of debt           183,000            --              --
Net proceeds from issuance of preferred stock            --        14,662,000            --
Payment of dividends                                 (173,000)       (518,000)           --
Repurchase of warrants                                   --          (222,000)           --
Deferred financing and offering costs paid               --              --          (271,000)
---------------------------------------------------------------------------------------------
Net cash flows from financing activities         $  1,067,000    $  9,078,000    $  4,817,000
---------------------------------------------------------------------------------------------

Net changes in cash and equivalents                  (622,000)       (306,000)        407,000
 Cash and equivalents, beginning of year            1,165,000       1,471,000       1,064,000
---------------------------------------------------------------------------------------------
 Cash and equivalents, end of year               $    543,000    $  1,165,000    $  1,471,000
---------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these statements.

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - The Company operates lighter-than-air airships used to advertise and promote the products and services of the Company's clients. At December 31, 1994, the Company operated two airships.

Cash and Equivalents - The Company considers unrestricted short-term, highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition - Airship revenues are being recognized during the period in which services are provided. Whenever significant flight time is owed to a customer, the incremental cost of providing services is accrued. No amounts are accrued at December 31, 1994 or 1993.

Flight Crew Training Costs - Significant flight crew training costs for new blimps are amortized over twelve months from the date related revenues commence.

Airships and Related Equipment - Property and Equipment are stated at cost. Depreciation is provided by the straight line method over the estimated useful lives of the assets - 10 to 20 years (airships), 4 to 8 years (vehicles), 3 to 5 years (parts and equipment) and 2 to 3 years (improvements). Airship components are not depreciated until placed in service.

Construction in Progress - The Company has abandoned its plans to build a manufacturing complex and aviation hangar to be called Blimp Port USA'tm' which will be located at a site near its Orlando, Florida base of operations. The Company intended to use this facility to manufacture, assemble and maintain airships for commercial and governmental use and provide offices for technical and executive personnel. The Company has acquired a Federal Aviation Administration (FAA) license necessary for the assembly and maintenance of airships. Capitalized costs, including interest, relating to the facilities amounted to $479,000 were written off during the year ended December 31, 1994. Such costs included incremental costs directly identifiable with the facility, such as land lease rental, property taxes, insurance and other costs directly associated with the acquisition, development and construction of the project. To date costs capitalized represent consulting, architectural and design fees.

Deferred Financing and Offering Costs - Costs incurred to obtain debt financing are capitalized and amortized over the terms of the related loans. Such costs include incremental payments to consultants, lenders and other out of pocket expenses, as well as the fair value of options and warrants issued to persons other than lenders. The fair value of options and warrants issued to lenders are reported as debt discount and amortized over the term of the related loan. In determining the fair value of warrants issued, substantial discounts have been provided for the effects of restrictions on sale, the volume of shares involved and other factors.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

Income Taxes - The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes", which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect when these differences are expected to reverse. Valuation allowances are established when appropriate, to reduce deferred tax assets to the amount expected to be realized.

Impairment of Long-Lived Assets - In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard in the fourth quarter of the fiscal year ended December 31, 1994 resulted in an adjustment $9,634,000 to the Company's financial statements. The Company obtained an independent appraisal on its airship components in August 1997, which reflects a range of values from $2,174,000 (on a liquidation sale value) to $5,096,000 (on a market value basis). Based on the fact that the Company had two airships in operation at December 31, 1994, the Company adjusted the carrying value to $3,635,000 or the midpoint of the above range. The Company reviews all of its long-lived assets for impairment in accordance with SFAS 121. Prior to the adoption of SFAS 121, all long-lived assets, were reviewed for impairment by comparing the carrying value of such assets to future expected net cash flows.

Change in Accounting Estimate - Effective April 1, 1994, the Company revised its estimate of useful lives of airships and airship components. Previously, airship envelopes and Nightsigns'tm' on operating airships were depreciated over 20 years. The Company has changed the useful lives to 4'pp'1/2 on airship envelopes years and 10 years for Nightsigns'tm' resulting in an additional charge to income of $774,000 or $.03 per share.

Net Income (Loss) Per Share - Net income (loss) per share is based on the weighted average number of shares outstanding during the periods. When losses have been incurred, warrants and options are not included since the effect would dilute loss per share, however, preferred stock dividends are included in the loss per share calculation. When net income is reported, warrants and options are included using the treasury stock method, provided exercise prices are less than the average market price; warrants convertible into common stock are included when such inclusion results in further dilution.

Recently Issued Pronouncements - In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages, but does not require, companies to measure stock-based compensation cost using a fair-value method, rather than the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 ("APB Opinion 25"). The Company will adopt the disclosure requirements of SFAS 123 in 1995 and will elect to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by APB Opinion 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's Common Stock on the date of grant exceeds the

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

amount the employee must pay to acquire the stock. The amount of compensation costs, if any, will be charged to operations over the vesting period.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure ("SFAS 129"). SFAS 128 specifies the computation of earnings per share, and SFAS 129 specifies the presentation and disclosure requirements about an entity's capital structure. Both SFAS 128 and 129 shall be adopted in the fourth quarter of 1997 with restatement back to January 1, 1997. The initial adoption of these standards are not expected to have a material effect on the Company's earnings per share as disclosed.

NOTE B - SIGNIFICANT UNCERTAINTIES AND MANAGEMENT'S PLANS TO OVERCOME OPERATING DIFFICULTIES AND MEET CASH REQUIREMENTS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For its year ended December 31, 1994 and 1993, the Company incurred losses of $20,571,000 and $5,406,000, respectively, and had negative cash flows of $ 2,144,000 and $2,956,000, respectively, from operations.

Management believes that additional contracts, if obtained, may be sufficient to achieve positive cash flow. However, there can be no assurances that such positive cash flows would be achieved.

As a result of the losses during the year, plus cancellation and modification of advertising agreements with clients, the Company postponed its original plans for purchase of land and the hangar for Blimp Port USA'tm' (a hangar and maintenance facility). Losses for 1993, which continuing into 1994, were funded by proceeds from the offering previously designated as capital expenditures for Blimp Port USA'tm'. In addition, the Company made the additional deposit of $1,940,000 and made a $789,000 loan to an individual who had previously facilitated financing for the Company (see disussion in Note C). The accompanying financial statements do not include any adjustments that might result from such matters.

NOTE C - TRANSACTIONS WITH STOCKHOLDERS, RELATED PARTIES AND OTHERS

Due from Affiliate - At December 31, 1994 and 1993, the Company made advances of $1,809,000 and $2,526,000, respectively, to Transcontinental Airlines, Inc. ("Transcontinental"), an affiliated aircraft leasing company. Louis J. Pearlman ("Mr. Pearlman") owns 21% of Transcontinental and is the Company's Chairman of the Board, President and Principal Stockholder. Transcontinental has pledged a $2,500,000 money market account as collateral for this advance. The deposit may be returned to the Company upon demand. Interest earned on this deposit amounted to $164,000, $107,000 and $131,000 for years ended December 31, 1994, 1993 and 1992, respectively.

Personal Guarantees - Mr. Pearlman has personally guaranteed all capital leases and loans of the Company (see Note E).

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE C - TRANSACTIONS WITH STOCKHOLDERS, RELATED PARTIES AND OTHERS - Continued

Loans from Principal Stockholder - In May 1992, all amounts due to Mr. Pearlman, consisting of 10% notes payable, accrued salaries, bonuses and interest were consolidated into one single loan of $1,845,000. The loan was payable in equal quarterly installments of $135,000 per year including interest at 8 1/2% per annum, and commenced in July 1992. This payment schedule continued until a loan payable to a bank for the SeaWorld airship was paid (with the preferred stock proceeds - see Note H), at which time the loan became payable at the discretion of the Company. All unpaid principal and interest is due in May 1997 and has been deferred by Mr. Pearlman for an indefinite period of time. If the Company's income before taxes had exceeded $500,000 in any of the three years ending December 31, 1994, the Company would have been required to pay Mr. Pearlman an amount equal to 20% of such annual pre-tax profit as a prepayment on this loan. Interest on the loan payable was $105,000, $144,000, and $167,000 for the years ended 1994, 1993, and 1992, respectively.

On June 30, 1993, the Company made a $789,000 loan (the "Loan") to an individual who had previously facilitated financing for the Company. Mr. Pearlman has guaranteed repayment of the Loan. The Loan is being repaid by Mr. Pearlman in equal monthly installments of $6,209 per month, including interest at the rate of 8.75%. The remaining unpaid principal balance of the Loan is due no later than June 30, 1995. Mr. Pearlman has guaranteed repayment of the Loan. In addition, it has been agreed that the Company's obligation to repay principal and interest on the loan to Mr. Pearlman shall be reduced to reflect the outstanding balance on this Loan for so long as it shall remain outstanding. Amounts due to Mr. Pearlman at December 31, 1994 and 1993 totaled $950,000 and $846,000, respectively, net of unamortized discount.

Transactions with Stockholder and His Affiliate - Mr. Julian Benscher ("Mr. Benscher") beneficially owned 4.0% of the common stock of the Company at December 31, 1994. Mr. Benscher is also a stockholder and director of J&B Enterprises Limited (UK) Corp. ("J&B"). The Company and Mr. Benscher have been involved in certain transactions as follows:

Sale of Airship Components - The following transactions involve the sale of unassembled airship components acquired in the 1990 asset acquisition from Airship UK:

1. In December 1992, the Company entered into two agreements with J&B to sell for $2,790,000 ($2,721,000 net of imputed interest) an unassembled airship and its related components which had a cost basis to the Company of $355,000. The Company received a $500,000 initial payment in December 1992. The balance of the purchase price was paid in February and November 1993 and bore interest at the LIBOR rate. The unpaid balance of the purchase price was collateralized by the respective airship components and such other security as the parties were to mutually agree to be reasonable and guaranteed by Mr. Benscher.

        In addition, certain real property located in the United Kingdom and owned by a director of J&B who is a relative of Mr. Benscher was pledged and accepted by the Company in satisfaction of the unspecified collateral stated in the December 1992 agreement. Certain components at this time continue to remain in a warehouse leased by the Company in Florida. J&B reimburses the Company for occupancy costs for storage of the components.

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE C - TRANSACTIONS WITH STOCKHOLDERS, RELATED PARTIES and OTHERS - Continued

2. In September 1992, the Company sold to Mr. Benscher a gondola, tail fins and certain other airship components for $1,150,000. Payment consisted of offsetting the $1,000,000 loan payable (and related interest) due to Mr. Benscher pursuant to the loans under a line-of-credit agreement discussed below. The transaction resulted in a gain of $1,077,000.

Rental Arrangement and Travel Agency Service - Transcontinental serves as the Company's travel agent for substantially all of its travel arrangements and the Company is its principal customer. In the opinion of management, the terms and prices received from the corporation are similar to those available from other travel agencies. The Company paid the agency $6,000 and $115,000 for travel expenses in 1993 and 1992, respectively. During 1994 and 1993, the Company utilized the travel agency services for reservations, while primarily paying certain costs directly to the provider.

Hull and Liability Insurance - The Company purchases hull and liability insurance with respect to the Company's airships through Alexander and Howden, Inc., an international insurance brokerage firm of which James J.
Ryan is the Senior Vice President of its Aviation Aerospace Division. Mr. Ryan is also a director of the Company and, in 1990, was granted a five-year warrant to purchase 67,000 shares of common stock at $2.20 per share. Insurance expense for Alexander and Howden was $72,000, $1,319,000 and $1,072,000 in 1994, 1993,
and 1992, respectively.

Warrants - Reference should be made to Note H for warrants issued in connection with certain of the above transactions.

Transaction with Slingsby Aviation Limited ("Slingsby") - On January 29, 1992, Slingsby exchanged the aforementioned airship components it had acquired from Airship UK for certain of the Airship components the Company had acquired from Airship UK. In connection with this exchange, Slingsby agreed to provide the Company storage for the components at no cost, not to increase certain prices to assemble that airship by more than 5% for twelve months and certain other items. The Company did not recognize gain or loss on this nonmonetary transaction as this was not considered the culmination of an earnings process.

On December 31, 1992, Transcontinental, on behalf of the Company, paid $2,000,000 to Slingsby in connection with an understanding to acquire Slingsby airship components (the 'Slingsby Asset Purchase'). Slingsby had indicated that the Company was to receive airship parts with a fair market value equal to at least this sum if a definitive agreement was not entered into by March 31, 1993. During 1993, the Company concluded its acquisition of airship components from Slingsby for a total of $5,457,000.

                           Airship international Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE C - TRANSACTIONS WITH STOCKHOLDERS, RELATED PARTIES and OTHERS - Continued

Underwriter - Emanuel and Company ("Emanuel"), one of the two representatives of the several underwriters for the offering of Preferred Stock which was sold in February 1993 (see Note H) is a beneficial owner of 4.0% of the Company's common stock. Emanuel received warrants to purchase 1,450,000 shares of common stock at $1 per share for arranging the sale in April 1992 of 1,048,000 common shares to private investors. The private investors received three year warrants to purchase 1,048,000 shares of common stock at an exercise price of $1.25 per share, subject to adjustment. Emanuel will receive a 7% commission from the Company upon the exercise of the warrants held by the private investors.

In addition, Emanuel is the custodian of the collateral pledged as security for amounts due from Transcontinental.

Corporate Offices - The Company provides office space to affiliates free of charge. The Company is reimbursed by the affiliates for telephone charges.

Loan Receivable - During 1993 the Company made an unsecured loan of $75,000 to a company controlled by and guaranteed by the former president of Slingsby. This loan bears interest at 10%, payable quarterly. Principal payments of $37,500 are due on December 7, 1995.

NOTE D - INCOME TAXES

At December 31, 1994, the Company had net operating loss carryforwards for income taxes of approximately $29,949,000 available as offsets against future taxable income. During 1991, the Company experienced changes in the Company's ownership as defined in Section 382 of the Internal Revenue Code ("IRC"). The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes. Operating losses incurred after the ownership change are not limited. As a result, only approximately $15,268,000 of the operating losses which occurred after the ownership change are not limited. The operating losses incurred prior to the ownership change are limited to a certain dollar amount each year. The net operating loss carryforwards expire during the years 2000 to 2011. The company also has unused investment tax credits of $140,000 which expire principally in the year 2000.

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE D - INCOME TAXES - Continued

The tax effect of temporary differences that give rise to significant positions of the deferred tax assets and deferred tax liabilities, consist of the following at December 31:





                                                    1994                1993
--------------------------------------------------------------------------------
Deferred tax assets:
    Net operating loss                         $ 14,548,000        $  4,900,000
    Accrued expenses                                291,000             300,000
--------------------------------------------------------------------------------
                                                 14,839,000           5,200,000
    Less:  Valuation allowance                   11,962,000           2,600,000
--------------------------------------------------------------------------------
                                                  2,877,000           2,600,000
Deferred tax liabilities:
    Airships and related equipment               (2,877,000)         (2,600,000)
--------------------------------------------------------------------------------
                                                 (2,877,000)         (2,600,000)
--------------------------------------------------------------------------------

Net deferred tax asset                         $     --            $      --
--------------------------------------------------------------------------------



The net change in the valuation allowance was approximately $277,000 relating to net operating losses from 1994.

NOTE E - CAPITAL LEASES AND LOANS PAYABLE

Capital leases payable consist of the following:




                                                           1994            1993
------------------------------------------------------------------------------------
Capital lease of MetLife airship, payable monthly
through November 1995 with an option to renew
through November 1998, less amounts ($640,000
and $670,000) representing interest with an
annual interest rate of 16%. The lease was
renegotiated in January 1994 and June 1995               $2,904,000      $3,113,000

Other loans and capital leases with various annual
interest rates                                               354,000        443,000
------------------------------------------------------------------------------------
                                                          $3,258,000     $3,556,000
------------------------------------------------------------------------------------


                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE E - CAPITAL LEASES AND LOANS PAYABLE - Continued

The following is a schedule by year of future minimum lease payments pursuant to the capital leases together with the present value of the net minimum lease payments as of December 31, 1994:






1995                                                         $ 299,000
1996                                                           540,000
1997                                                           911,000
1998                                                           979,000
1999                                                           960,000
Thereafter                                                   3,869,000
                                                            ----------
Total minimum lease payments                                 7,558,000
Less amount representing interest                            4,300,000
                                                            ----------
Present value of net minimum lease payments                 $3,258,000
                                                            ==========





Capital Leases - In October 1989, the Company purchased a new Skyship 600 Series airship (the "MetLife airship") from Airship UK. The MetLife airship and related equipment were financed primarily by net proceeds of $6,200,000 from a capital lease obtained through ORIX Commercial Credit Corp. ("ORIX"). The capital lease initially required monthly payments of $135,000 through November 1992. In December 1992, the lease was renewed for an additional three-year term at monthly payments of $121,000. At the end of the additional three year term the Company had the option to purchase this airship for $1,000,000 or renew the lease for another three year term at monthly payments of $35,000. At the completion of the third lease term, title is to be transferred to the Company upon payment of $1. On January 11, 1994 the Company renegotiated the lease to reduce the $121,000 payments. Even after the payment modifications the Company was unable to make the payments and went into default. Effective June 2, 1995 the lease was renegotiated again calling for payments of $20,000 for twelve months, $40,000 for the next six months, $60,000 for an additional six months and the higher of $80,000 for the remaining term until the lease is paid off or a larger payment based upon the annual cash flow of the year. Based upon the revised payment schedule, the payments are not sufficient to cover the interest expense. Thus negative amortization results in 1994 and 1995 and the ending principal balance is increased.

The airship and related equipment financed by the capital leases have a cost of $6,687,000 and accumulated depreciation of $1,077,000 at December 31, 1993. During 1994 the leased airship was damaged and taken out of service. A cost of $2,699,000 and accumulated depreciation of $1,232,000 were written off due to the damage. The remaining cost basis of approximately $3,500,000 was transferred to spare parts and airship components. The resulting net book value was later analyzed as part of the SFAS 121 writedown as described in Note A.

Loan Payable to Allstate - The Company entered into an accounts receivable factoring security agreement on September 19, 1994 which was modified on November 16, 1994 and November 23, 1994. The maximum borrowing amount under the November 23rd agreement was $1,500,000. The loan balance was to be reduced by $75,000 per month beginning December 1, 1994. A fee of 0.125% per month is payable each month on the higher of funds outstanding or $1,500,000. The loan was used to pay off certain liabilities and provide a source of working capital. The balance due to Allstate as of December 31, 1994 amounted to $1,250,000. The loan was secured by accounts receivable, inventory, certain airships and equipment.

                           Airship International Ltd.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE E - CAPITAL LEASES AND LOANS PAYABLE - Continued

Subsequently on June 22, 1995, the Allstate loan was repaid when
Transcontinental Leasing, Inc. ("TLI"), a wholly-owned subsidiary of Transcontinental, an affiliate of the Company, entered into a sale-leaseback agreement with the Company pursuant to which the Bud One Airship was sold by the Company to TLI for the purchase price of $2,060,000, which in turn was leased back to the Company.

Subsequently on November 30, 1995, the Company entered into an arrangement with Senstar Capital Corporation ("Senstar") pursuant to which the sale-leaseback arrangement with TLI was reversed. The Company borrowed a total of $3,500,000 from Senstar, part of which has been used to repay the loan from Phoenixcor, Inc., the lender for TLI's transaction. The loan from Senstar is repayable over 5 years in sixty monthly payments of approximately $63,000 each, with a balance due at the end of the five year term of approximately $700,000, and secured by a lien on the Airship and is guaranteed by Transcontinental.

Warrants - Reference should be made to Note H for warrants issued in connection with certain of these transactions.

NOTE F - LEGAL PROCEEDINGS

Capital Funding Group Ltd. - In February 1992, Capital Funding Group Ltd. ("CFG") commenced an action against the Company and others seeking in excess of $1,000,000 in damages based on the alleged failure by the Company to provide adequate collateral and security in connection with certain alleged financial agreements with CFG. The Company retained CFG in July 1991, paid a commitment fee (which was written off in 1991) and received a commitment from CFG which then failed to provide the funding. The Company and the other defendants answered the complaint in February 1992 by denying all of the substantive allegations and asserting several affirmative defenses. In addition, the Company asserted certain counterclaims against CFG and its two principals for breach of a commitment letter pursuant to which CFG was to arrange for a $9 million loan to the Company, breach of a compromise agreement accepted by CFG in January 1992, pursuant to which CFG was to provide funding to the Company in the amount of $7 million, breach of an escrow agreement, pursuant to which CFG was to return $200,000 of the commitment fee paid by the Company and various other counterclaims. In March 1993, the Company was awarded a default judgment against CFG. No balances have been returned to the Company as of December 31, 1994.

Watermark Group PLC and Von Tech Corporation - In January 1993, a second amended complaint to a lawsuit, which was initially commenced in March 1991 and subsequently dismissed twice without prejudice, was filed against the Company and Mr. Pearlman by Watermark Group PLC and Von Tech Corporation, a general partners of Company communications (collectively the "W/VT Plaintiffs") alleging breach of an alleged joint venture agreement involving Company Communications and Airship Enterprises Ltd. (a company that was owned by Mr. Pearlman and that was not in any way owned or controlled by the Company); breach of an alleged agreement by the Company regarding the lease and operation of a particular

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE F - LEGAL PROCEEDINGS - Continued

airship; and breach of an alleged oral commission agreement by the Company relating to the Company's acquisition of two airships it presently owns. The W/VT Plaintiffs seek various legal and equitable remedies, including monetary damages against the Company and Mr. Pearlman in excess of $800,000 together with a claim for some portion of the advertising revenue the Company has received, and will continue to receive, from the operation of some of its airships. In March 1993, the second amended complaint filed against the Company and Mr. Pearlman by W/VT Plaintiffs was dismissed without prejudice. Since the Company denies any involvement with any of the transactions set forth in the second amended complaint, the Company believes that its liability, if any, on the claims made by the W/VT Plaintiffs will not be material. This case was settled on October 3, 1995 for $40,000.

Sequel Capital Corporation - In December 1992 a lawsuit was filed against the Company, Mr. Pearlman and an advertising customer of the Company by Sequel Capital Corporation ("Sequel"). The complaint (as amended) contains claims for default on an $800,000 loan from Sequel (the "Sequel Loan") as a result of an alleged failure to provide collateral consisting of monthly payments being made to the Company by a third party on an airship advertising agreement. The proceeds of the Sequel Loan, which was personally guaranteed by Mr. Pearlman, were applied by the Company towards the purchase of a new airship from the Seoul Olympic Sports Promotion Foundation. The amended complaint also includes a claim for breach of an alleged contract to enter into a sale leaseback agreement with respect to one of the company's airships and a claim for allegedly fraudulently inducing Sequel to make the Loan to the Company. This claim was settled by the Company in 1993 for approximately $741,000 including legal expenses.

Tenerten and Drake, Inc. - On September 15, 1994, Tenerten and Drake, Inc. ("TDI") filed a complaint against the Company. The complaint alleges that the Company failed to pay certain sums of money due to TDI under an agreement to perform advertising and related services for the Company. The Company filed its answer and raised its affirmative defenses to said complaint alleging that the services allegedly performed by TDI were defective in numerous respects. A final judgment was entered against the Company on July 20, 1995 in the amount of $24,000.

Westinghouse Airships, Inc. - On September 14, 1994, Westinghouse Airships, Inc. ("WAI") filed a complaint against the Company alleging that the Company and Mr. Pearlman breached an agreement to purchase two gondolas from WAI. Specifically, the complaint alleges that WAI delivered both gondolas at issue and that the Company failed to make certain installments to WAI under the agreement. The complaint also alleges that the Company breached a sub-lease to occupy certain hanger space located in North Carolina. On June 19, 1995, the Company and WAI agreed to settle the case for $32,000.

Other Proceedings - The Company is a defendant in a number of other legal proceedings which occurred in the ordinary course of its business. Those cases in which the ultimate settlement is known or estimable have been accrued in the financial statements. It is not possible at this time to predict the outcome of the unsettled legal actions; however, in the opinion of management and informal advice of counsel, the disposition of these other lawsuits will not have a material effect on the financial statements.

                           Airship international Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE G - COMMITMENTS AND CONTINGENCIES

Possible Future Tax Claims - Because blimp advertising services differ from many other forms of advertising, state and local tax authorities may assert claims based on interpretations of law which differ from interpretations by management. In the opinion of management, its positions are consistent with similar entities.

The State of Florida completed a sales tax audit of the Company in March 1992 covering all periods through December 31, 1991 and assessed the Company approximately $12,000, which was paid in March 1992.

Employment Agreements - In 1993 the Company and Mr. Pearlman entered into an employment agreement which expires in December 1994. The agreement provides for an annual salary to Mr. Pearlman of $200,000 for the first year of the agreement and for annual increases thereafter in an amount equal to the greater of 5% of his previous year's salary or the increase, if any, in the Consumer Price Index for All Urban Consumers, Central Florida. The agreement also provides for an annual bonus payable to Mr. Pearlman in an amount equal to 4% of the first $1 million of the Company's net after-tax profits for such fiscal year. Pursuant to this agreement, Mr. Pearlman's annual compensation, including salary and bonus is limited to $340,000 per year. Accrued and unpaid salaries through December 31, 1994 are $391,000 and are included in amounts due to related party.

On March 1, 1994 the Company agreed to reimburse Mr. Pearlman $4,000 per month in expenses, effective January 1, 1993, due to Mr. Pearlman's out-of-pocket expenses for the Company's business.

The Company entered into employment agreements as of January 1, 1993 with each of two officers and another employee. Each agreement expires on January 1, 1998 and provides for annual salaries of $75,000 for the first year of the agreement and annual increases thereafter in an amount equal to the greater of 5% of his previous years salary or the increase, if any, in the Consumer Price Index for All Urban Consumers, Central Florida. Each agreement also provides for an annual bonus payable in an amount equal to 1 1/2% of the Company's net after tax profits for such fiscal year plus an additional amount determined at the discretion of the Board of Directors.

Operating Leases - The Company has various operating leases which will expire at various dates through May 1996 with unrelated parties for its executive offices, warehouse space, maintenance facility, and the Gulf airship discussed in Note I.

Future minimum payments under these operating leases at December 31, 1993 are as follows:

                   1994                        $  634,000
                   1995                            93,000
                   1996                            31,000
                                               ----------
                                               $  758,000
                                               ==========

Rent expense was approximately $577,000 in 1993.

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE H - STOCKHOLDERS' EQUITY

Common Stock - In February 1991, the Company completed a public offering (the "Offering") of its units (the "Units"), consisting of two shares of Common Stock, two Class A Common Stock Purchase Warrants and two Class B Common Stock Purchase Warrants. Each Class A Warrant entitles the holder to purchase one share of Common Stock at a price of $1.50 until February 6, 1994. Each Class B Warrant entitles the, holder to purchase one share of Common Stock at a price of $2.00 until February 6, 1995. The warrants may be redeemed by the Company at a price of $.10 per Warrant at any time upon at lease 30 days, prior written notice if the closing bid price of the Common Stock during 20 of the 30 preceding trading days exceeds the exercise price of the Warrants by at least 40%.

Convertible Subordinated Notes - In connection with a private placement of the Company's 15% Convertible Subordinated Notes (the "Notes") completed in December 1990, the placement agent received a commission of 10% of the aggregate principal amount of the notes sold and three-year warrants to purchase a total of 374,000 shares of common stock (254,000 and 120,000 shares of common stock at $1 and $.75 per share, respectively).

In addition, the placement agent received a commission of 9% of the principal amount of each note converted to common stock and, upon exercise of each related warrant will receive a commission equal to 7% of the exercise price. For accounting purposes, the proceeds of the notes were allocated based upon the fair value of the debt and warrants. The resulting debt discount was amortized over the term of the debt and the amount of $22,000 assigned to the warrants was credited to capital in excess of par value. Substantially all of the above warrants were exercised as of December 31, 1993.

The Company borrowed $100,000 in December 1990 at 10% interest per quarter plus three-year warrants to purchase 30,000 shares of common stock at $.75 per share, subject to anti-dilution adjustments. Effective December 31, 1990, the noteholder converted the $100,000 loan into 100,000 shares of common stock. In connection with this transaction, the placement agent received three-year warrants to purchase 30,000 shares of common stock at $.75 per share, subject to anti-dilution adjustments. All such warrants were exercised during 1992.

Preferred Stock - In February 1993, the Company completed a public offering ("the Offering") of 2,875,000 shares of its Class A 8% Cumulative Convertible Voting Preferred Stock ("Preferred Stock") at $6.00 per share.

Each share of Preferred Stock is convertible, at any time after the earlier of February 16, 1994 or a date determined by the underwriters at their sole discretion (which date was not to be prior to April 19, 1993), into 6 shares of common stock, subject to future adjustment. Dividends on the Preferred Stock are payable quarterly and the first four dividends were paid, on an annualized basis, 50% in cash and 50% in shares of the Company's common stock. The Preferred Stock accrues dividends at the annual rate of $.60 per share for dividends paid in shares of common stock, and $.48 per share for dividends paid in cash. If available cash is not sufficient to pay any or all of the subsequent dividend payments, the balance of the dividend will be paid in shares of the common stock.

The Preferred Stock is redeemable at the option of the Company, in whole or in part, at $6.60, together with all accrued and unpaid dividends, at any time after February 16, 1996. The liquidation preference of the Preferred Stock is $6.00 per share.

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE H - STOCKHOLDERS' EQUITY - Continued

In connection with the offering, the Company issued to the two representatives of the several underwriters, warrants to purchase an additional 10% of the Preferred Stock sold in the Offering. The Preferred Stock warrants are exercisable for four years commencing February 1994 at an exercise price equal to 165% of the initial offering price of the Preferred Stock, subject to certain anti-dilution provisions.

Private Placement of Common Stock - During the first and second quarters of 1994, the Company sold common stock to certain investors pursuant to a share subscription agreement. The number of shares initially sold were 5,301,164 at an average purchase price of $.20 per share. These shares were not sold pursuant to a formal offering memorandum. Therefore, the Company offered a right of recession, which the majority of the purchasers of the common stock exercised.

Warrants and Options - Outstanding warrants and options at December 31, 1994, all of which are currently exercisable, after giving effect to adjustments through such date for anti-dilution provisions and exercisable price reductions are as follows:

                                                                Exercise
                                                     Shares       Price         Expiration
                                                    Issuable    Per Share          Date
----------------------------------------------------------------------------------------------------------
Warrants:
Issued in connection with public
  offering in 1991:
    Class B Warrants                               4,575,000     $   2.00       February 1995
    Underwriter's Warrants                           567,000     $   0.96       February 1996
    Underwriter's Class B  Warrants                  567,000     $   2.00       February 1995
Issued to consultants in 1991                        710,000     $   1.12       Various through May 1995


Issued to stockholder and certain others
  In 1992                                             19,000     $   0.41       December 1994
Issued to placement agent in 1992 in
  Connection with sale of Common
  Stock to private investors                       1,096,000     $   0.96       April 1995
Issued to private investors in 1992 in
  Connection with purchase of Common
  Stock                                              519,000     $   1.17       April 1995
Options:
Issued to director in 1990                            67,000     $   2.20       April 1995
Incentive options issued to key
   Employees:
     Officer and director in 1989                     50,000     $   1.03       February 1994
     Officer and others in 1989 and 1991             215,000   $0.94 to $1.28   February 1990 to
                                                                                October 2001

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE H - STOCKHOLDERS' EQUITY - Continued



Issued to the Company's President in
  1994 in connection with cancellation of
  certain  warrants and for guarantee of
  Company debt                                     5,000,000        $.125       August 10, 1999
                                                 -----------
                                                  13,385,000
                                                 ===========




The Company has an incentive stock option plan (the "Plan") for key employees under which it may grant options to purchase the Company's common stock over a term of up to ten years at the fair market value at the time of the grant. Options granted to a ten percent or more shareholder, an officer, or a director, may not be for less than 110% of fair market value and must be exercised within five years. The Plan was amended in December 1991 increasing to 750,000 the number of shares reserved for issuance. The Plan terminated on October 31, 1994.

Options under the Plan are summarized as follows:

                                                                Year Ended December 31,
                                                    ----------------------------------------------
                                                     1994               1993               1992
--------------------------------------------------------------------------------------------------
Options outstanding at beginning of year            265,000            265,000            265,000
Options granted                                        --                 --
Options exercised                                      --                 --
Options cancelled                                   265,000               --                 --
--------------------------------------------------------------------------------------------------

Options outstanding at end of year                     --              265,000            265,000
--------------------------------------------------------------------------------------------------

Option price per share                            $.94 - $1.28       $.94 - $1.28       $.94 - $1.28

Options exercisable:
Number of shares                                       --              265,000            265,000
--------------------------------------------------------------------------------------------------



Since inception, 24,000 options granted under the Plan have been exercised (none in 1994, 1993 or 1992). The Plan terminated on October 31, 1994.

Employee Share Purchase Plan - The Company has an employee share option plan (the "Plan") for employees of the Company and any present or future "subsidiary corporations." The Company intends the Plan to be an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan was effective November 1, 1994. All employees are eligible to participate in the Plan, except that the Company's appointed committee may exclude any or all of the following groups of employees from any offering: (i) employees who have been employed for less than 2 years; (ii) employees whose customary employment is 20 hours or less per week; (iii) employees whose customary employment is not more that 5 months in any calendar year; and (iv) highly compensated employees (within the meaning of Code Section 414(q). The shares issuable under the Plan shall be common

                           Airship International, Ltd.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE H - STOCKHOLDERS' EQUITY - Continued

shares of the Company subject to certain restrictions up to a maximum of 1,000,000 shares. The committee shall determine the length of each offering but no offering may exceed 27 months. The option price for options granted in each offering may not be less than the less of (i) 85% of the fair value of the shares on the day of the offering, or (ii) 85% of the fair market value of the shares at the time the option is exercised.

NOTE I - AIRSHIP REVENUES, MAJOR CUSTOMERS AND CREDIT CONCENTRATION

Metropolitan Life - During 1993, the Company derived airship revenue from Metropolitan Life Insurance Company ("MetLife") pursuant to an amended aerial advertising agreement which expired in October 1993. The agreement provided for minimum monthly revenues plus travel expense reimbursements. The Company was responsible for all costs associated with the ownership, use or operation of the MetLife airship, including repairs, maintenance supplies, insurance and taxes.

In January 1994, the Company entered into an advertising agreement with Kingstreet Tours Limited (UK) for the use of the MetLife airship promoting Pink Floyd. The term of the agreement was originally for six months commencing January 18, 1994. The Company was responsible for all costs associated with the operations of the airship, including travel costs, repairs, maintenance, insurance and taxes. On June 20, 1994, the MetLife airship was damaged in a storm and the contract was cancelled (See Note E).

No revenues were earned on the MetLife airship during the period subsequent to the airship accident described below until October 15, 1992. The Company collected $585,000 of business interruption insurance proceeds relating to the loss of revenues during the months that the MetLife airship was under repair due to damage.

Anheuser-Busch/Sea World - In April 1990, the Company entered into an aerial advertising agreement with Anheuser-Busch Companies, Inc. ("Anheuser-Busch") granting Anheuser-Busch the exclusive use of the Sea World airship to advertise and promote Anheuser-Busch's products and business. The agreement was replaced in April 1991 (retroactive to January 1, 1991) to include the payment of $540,000 to the Company in January 1991 as an advance against the fees for the next 18 months. The $540,000 advance was recognized as airship revenue at the rate of $30,000 per month over the period of January 1, 1991 to June 30, 1992. The agreement also provided for additional monthly revenues through the expiration of the agreement on June 30, 1993. The Company continued to operate the airship for a monthly fee through December 1993, after which the lease was terminated.

The Company was responsible for all costs associated with the ownership, use or operation of the airship, including repairs, maintenance supplies, insurance and taxes.

The Company is also entitled to receive royalties from Anheuser-Busch on monthly sales of merchandise shaped like or containing an image of the airship and bearing Anheuser-Busch's trademarks during the term of the Sea World Contract and for two years thereafter. The amount of royalties recognized as revenue amounted to $7,000 and $18,000 for the years ended December 31, 1993 and 1992, respectively.

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE I - AIRSHIP REVENUES, MAJOR CUSTOMERS AND CREDIT CONCENTRATION - Continued

On January 2, 1994 the Company entered into an agreement with Anheuser-Busch, whereby the Company was permitted to provide passenger rides and to display advertising. The contract did not provide for usage fees or for a monthly operating fee, but permits the Company to use this airship while it still carries Sea World's logos/markings. The term of this agreement was to expire on December 31, 1994. However, the Company exercised its right under the contract to voluntarily suspend operations of the airship in April 1994.

Anheuser-Busch/Bud One - In March 1992, the Company entered into an agreement similar to the above with Anheuser-Busch for the use of the Bud One airship. Pursuant to this agreement, the Company agreed to convert the Bud One airship (then being used as a passenger airship) into an airship operated to promote the goods and products of Anheuser-Busch. The agreement provides for an initial term of six months with renewals for additional terms totaling three years. Anheuser-Busch may terminate the agreement during the first or at the end of the second annual period by giving proper notice to the Company (see Note L). The Company had operated this airship to advertise and promote the Sea World theme park from September 1991 to March 1992 under a prior agreement with Anheuser-Busch which enabled the Company to operate sightseeing tours for passengers on a fee basis at Kissimmee Airport.

Pursuant to an amendment dated March 4, 1994, monthly fees under the Bud One agreement were reduced by 50% effective February 1994 through July 1994.

Catamount Petroleum Corporation/Gulf Oil - In May 1993, the Company entered into an agreement with Catamount Petroleum Corporation for the use of the Gulf airship. The initial term of the agreement is for three years. Notwithstanding this term, the agreement may be terminated by either party upon proper written notice. During 1993, the airship was in operation from July through October upon which, at the request of Catamount, the agreement was suspended through April 1994 when the airship will resume operations through October 1994.

The Company is responsible for all costs associated with the operation of the Gulf airship, including repairs, maintenance, insurance and taxes.

Mastellone Hnos, S.A. - On December 15, 1994, the Company and its wholly-owned subsidiary Airship Operations, Inc. consummated an Aircraft Lease Agreement (the "Argentina Lease Agreement") and an Airship Operations Agreement (the "Argentina Operations Agreement"), respectively, with Mastellone Hnos, S.A. ("Mastellone") for the promotion of the products of Mastellone (the "Argentina Airship"). The Company received a deposit from Mastellone in the amount of $500,000. The operations for the Argentina Airship were never commenced by the Company due to a transaction with First Security Bank of Utah, as described below.

Subsequently, on May 24, 1995, prior to commencement of operations of the Argentina Airship and pursuant to an Aircraft Purchase and Lease Assignment and Assumption between the Company and First Security Bank of Utah, as trustee for the benefit of Aviation Support Group, Ltd. ("Aviation"), the Argentina Airship was sold and the Argentina Lease Agreement was assigned to First Security. In consideration for such sale and assignment, First Security assumed the Company's obligations under the Argentina Lease Agreement. The Company is entitled to receive, during a ten-month renewal term provided for in the Argentina Lease and Argentina Operations Agreements, a portion of the rental income generated should Mastellone exercise its right to extend the terms of such agreement.

                           Airship international Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE I - AIRSHIP REVENUES, MAJOR CUSTOMERS AND CREDIT CONCENTRATION - Continued

In addition, by notifying First Security prior to December 15, 1995 (extended to January 15, 1996), the Company had the right to repurchase the airship for 120% of the out-of-pocket expenses and the assumption of all liabilities incurred by First Security and Aviation in connection with the Argentina Airship. The Company did not exercise the right to repurchase the airship.

Concurrently with the execution and delivery of the Purchase and Assumption Agreement, the Company sold to Aviation all of the issued and outstanding shares of the capital stock of Airship Operations, Inc. Mr. Benscher, who holds indirectly through designees approximately 4.0% of the Company's common stock, is a principal stockholder of Aviation. See Note C - Transactions With Stockholders, Related Parties And Others.

Other Credit Concentrations - Reference should be made to Note C for advances to affiliate and deposit with Slingsby.

In June 1992, the Company's MetLife airship was damaged during a test flight. The airship was in the hangar in North Carolina through October 15, 1992 undergoing repairs as a result of the damage, during which time no related airship revenues were received. In August 1992, the Company received $1,850,000 from its insurance carrier in settlement of such damages to the airship and loss of revenues from interruption of operations. The Company wrote off the net book value of the damaged components ($760,000, principally related to the envelope) and costs to repair the airship, including the cost of replacement components, of $321,000. The Company provided most of the replacement components from its existing stock. The cost of the new envelope ($711,000) and other reassembly costs were capitalized and totaled approximately $1,201,000.

NOTE J - EMPLOYEE SAVINGS PLAN

The Company has an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit of 15% of the employee's salary. The Company matches 5% of each employee's contributions, depending on length of service, up to a maximum of 6% of the employee's earnings. The Company's matching contributions to the Savings Plan was $11,000 for 1994. There were no matching contributions for 1992.

                           Airship international Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE K - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION




                                                                                          1994             1993              1992
------------------------------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
Interest                                                                                $392,000         $832,000         $1,044,000

Supplemental non-cash activity:
  Conversion of debt to equity                                                          $  --            $  --            $  241,000
  Application of debt toward sales price of airship components
    and related equipment                                                               $  --            $  --            $1,150,000
  Accrued common stock dividend                                                         $862,000         $  --            $    --
  Warrants or options granted for loan guarantees or
    convertible subordinate notes                                                       $  --            $  --            $   58,000



NOTE L - SUBSEQUENT EVENTS

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULES






Board of Directors and Stockholders
Airship International Ltd.


In connection with our audit of the financial statements of Airship International Ltd. referred to in our report dated August 22, 1997 (that contains an explanatory paragraph pertaining to a going concern and other uncertainties), which is included in the Annual Report on SEC Form 10-K for the year ended December 31, 1994, we have also audited Schedules II, IV, V, VI, IX, and X for the year ended December 31, 1994. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.








                                           CHARLIE M. MEEKS, C.P.A., P.A.


Orlando, Florida
August 22, 1994

        (b) Exhibits listed in the Exhibit Index below have been filed as part of this report:



                                  Exhibit Index
                                  --------------

 Exhibit                                                                                          Incorporated by
 Number                             Description                                                   Reference to
-------                             -----------                                                   ---------------
   3.1      Certificate of incorporation of the Company filed June 9, 1992.                      Exhibit 2(12)

   3.2      Amendment to Certificate of Incorporation filed September 18, 1984.                  Exhibit 3(12)

   3.3      Amendment to Certificate of Incorporation filed April 8, 1985.                       Exhibit 4(12)

   3.4      Amendment to Certificate of Incorporation filed August 1, 1986.                      Exhibit 5(12)

   3.5      Amendment to Certificate of Incorporation filed January 27, 1989.                    Exhibit 6(12)

   3.6      Amendment to Certificate of Incorporation filed August 5, 1992.                      Exhibit 7(12)

   3.7      Certificate of Correction to Amendment of Certificate of Incorporation filed         Exhibit 8(12)
            on February 26, 1993.

   3.8      Amendment to Certificate of Incorporation filed February 26, 1993.                   Exhibit 9(12)

   3.9      By-laws of the Company.                                                                      *

   4.1      Warrant Agreement dated February 14, 1991 between the Company and                    Exhibit 4.1(4)
            American Securities Transfer, Inc. including form of Class A Warrant and form of Class B. Warrant.

   4.2      Warrant dated February 7, 1991 issued to Stephen M. Bathgate.                        Exhibit 4.2(4)

   4.3      Two warrants dated respectively December 31, 1991 and February 25, 1992              Exhibit 4.3(4)
            issued to Julian M. Benscher.

   4.4      Two warrants dated respectively February 7, 1991 and March 23, 1991                  Exhibit 4.4(4)
            issued to Kenneth S. Bernstein.

   4.5      Two warrants dated respectively February 7, 1991, and May 23, 1991                   Exhibit 4.5(4)
            issued to Chatfield Dean & Co., Inc.

   4.6      Warrant dated September 26. 1991 issued to Dr. Joseph C. F. Chow and                 Exhibit 4.6(4)
            Cynthia B. Chow.

   4.7      Warrant dated September 26, 1991 issued to Cohig & Associates, Inc.                  Exhibit 4.7(4)

   4.8      Warrant dated May 1, 1991 issued to Daliz Associates.                                Exhibit 4.8(4)

   4.9      Two warrants dated respectively February 8, 1990, and February 21, 1991              Exhibit 4.9(4)
            issued to Emanuel and Company.

  4.10      Warrant dated December 10, 1991 issued to After Falkowitz.                           Exhibit 4.10(4)

  4.11      Four warrants dated respectively June 5, 1990, December 5, 1990,                     Exhibit 4.11(4)
            December 17,1 990, and February 21, 1991 issued to Alfonso Figlioia.

  4.12      Two warrants dated respectively, May 23, 1991 and February 7, 1992                   Exhibit 4.12(4)
            issued to Sanford D. Greenberg.

  4.13      Warrant dated December 7, 1991 issued to Edward C. Larkin.                           Exhibit 4.13(4)



                                  Exhibit Index
                                  --------------

 Exhibit                                                                                          Incorporated by
 Number                             Description                                                   Reference to
-------                             -----------                                                   ---------------

  4.14      Warrant dated December 4, 1991 issued to David Mathis.                               Exhibit 4.14(4)

  4.15      Warrant dated February 7, 1991 issued to Eugene McColley.                            Exhibit 4.15(4)

  4.16      Warrant dated February, 1992 issued to Nour Collection, Inc.                         Exhibit 4.16(4)

  4.17      Warrant dated November 3, 1989 issued to ORIX Commercial Credit                      Exhibit 10.29(5)
            Corporation ("ORIX").

  4.18      Warrant date February, 1992 issued to Chahram Pahlavi.                               Exhibit 4.18(4)

  4.19      Warrant dated April 7, 1992 issued to Jim Ryan.                                      Exhibit 4.19(4)

  4.20      Warrant dated May 1, 1992 issued to Sterling Capital Group, Inc.                     Exhibit 4.20(4)

  4.21      Warrant dated May 1, 1991 issued to Jonathan Turk.                                   Exhibit 4.21(4)

  4.22      Warrant dated February 7, 1991 issued to Steven R. Hinkle.                           Exhibit 4.22(4)

  4.23      Warrant dated April 1. 1992 issued to Simon Zamet.                                   Exhibit 4.23(4)

  4.24      Warrant dated May 8, 1992 issued to Louis J. Pearlman.                               Exhibit 4.24(6)

  4.25      Two Warrants dated April 17, 1992 issued to Emanuel and Company.                     Exhibit 4.25(6)

  4.26 Representatives' Preferred Stock Warrant issued to Emanuel and Company and Chatfield Dean & Co. Inc.

  10.1      Amended and Restated Loan Agreement dated as May 8, 1992 between the                 Exhibit 10.1(6)
            Company and Louis J. Pearlman.

  10.2      Form of Subscription Agreement between the Company and certain                       Exhibit 10.2(6)
            investors relating to the 1992 Private Placement.

  10.3      Letter Agreement dated April 17, 1992, between the Company and Emanuel               Exhibit 10.3(6)
            and Company in connection with the 1992 Private Placement.

  10.4      Incentive Stock Option Plan as amended, of the Company.                              Exhibit 10.2(1)

  10.5      Amendment to Incentive Stock Option Plan dated December 9, 1991.                     Exhibit 10.2(4)

  10.6      Aerial Airship Agreement dated October 26, 1987 by and between the                   Exhibit 10.29(7)
            Company and the Metropolitan Life Insurance Company ("MetLife").

  10.7      Amendment dated as of March 15, 1988 to the Advertising Agreement                    Exhibit B.1(3)
            between the Company and MetLife.

  10.8      Amendment dated as of March 15, 1988 to the Aerial Advertising                       Exhibit 10.14(5)
            Agreement between the Company and MetLife.

  10.9      Amendment dated as of March 15, 1988 to the Aerial Advertising                       Exhibit 10.15(5)
            Agreement between the Company and MetLife.

  10.10     Amendment dated as of March 15, 1988 to the Aerial Advertising                       Exhibit 19.4(8)
            Agreement between the Company and MetLife.

  10.11     Airship Advertising Agreement dated as to April 27, 1990 between the                 Exhibit 10.8(4)
            Company, Airship Industries (USA), Inc. ("AIUSA") and Anheuser Busch
            Companies, Inc. ("Anheuser").



                                  Exhibit Index
                                  --------------

 Exhibit                                                                                          Incorporated by
 Number                             Description                                                   Reference to
-------                             -----------                                                   ---------------

  10.12     Termination Agreement dated as of January 1, 1991 between the Company,               Exhibit 19.2(8)
            Anheuser, and AIUSA.

  10.13     Airship Advertising Agreement dated as of January 1, 1991 between the                Exhibit 19.3(8)
            Company and Anheuser.

  10.14     Amendment to Airship Advertising Agreement dated May 31, 1991 between                Exhibit 10.11(4)
            the Company and Anheuser.

  10.15     Passenger Airship Agreement dated May 31, 1991 between the Company                   Exhibit 19.12(4)
            and Anheuser.

  10.16     Airship Advertising Agreement dated March 12, 1992 between the                       Exhibit 10.13(4)
            Company and Anheuser.

  10.17     Term Loan Agreement dated as of February 27. 1990, between State Bank                Exhibit 10.3(9)
            of South Australia and the Company in the principal amount of $250,000.

  10.18     Airship Lease dated February 27, 1990 between the Company and the State              Exhibit 10.23(5)
            Bank of South Australia together with Lease Supplement No. 1 thereto.

  10.19     Subordination Agreement dated February 27, 1990, between the Company,                Exhibit 10.16(4)
            State Bank of South Australia and Louis J. Pearlman.

  10.20     Line of Credit Agreement dated December 31, 1991 between Julian                      Exhibit 10.17(4)
            Benscher and the Company in the amount of $1,000,000, as amended on
            February 20, 1992 and Secured and Credit Note dated December 31, 1991 from the Company to Julian Benscher in the principal amount of
            $1,000,000.

  10.21     Loan Agreement dated December 8, 1988 between the Company and Louis                  Exhibit C.1(3)
            J. Pearlman relating to a loan of $500,000.

  10.22     Promissory note dated December 8, 1988 of the Company.                               Exhibit D.1(3)

  10.23     Demand Note dated as of December 31, 1988 of the Company to Louis J.                 Exhibit H.1(3)
            Pearlman, in the principal amount of $324,929.76.

  10.24     Term Note for the principal amount of $850.000 dated January 31, 1990                Exhibit 10.21(4)
            from the Company to Louis J. Pearlman.

  10.25     Stock Option Agreement dated January 1, 1989 between the Company and                 Exhibit E.1(3)
            Louis J. Pearlman to purchase 1,000,000 shares.

  10.26     Amendment to Stock Option Agreement between the Company and Louis J.                 Exhibit 10.24(4)
            Pearlman dated as of February 7, 1991.

  10.27     Exchange Agreement dated January 29, 1992 between Slingsby Aviation                  Exhibit 10.28(4)
            Limited and the Company.

  10.28     Purchase Agreement Assignment dated November 2, 1989 between the                     Exhibit 10.26(5)
            Company and ORIX and Consent by Airship UK.

  10.29     Letter of Credit dated November 2,1989 between the Company and ORIX.                 Exhibit 10.309(5)

  10.30     Assignment of (MetLife) Aerial Advertising Agreement and Consent dated              Exhibit 10.27(5)
            as of November 2, 1989 between the Company and Airship (UK).




                                  Exhibit Index
                                  --------------

 Exhibit                                                                                          Incorporated by
 Number                             Description                                                   Reference to
-------                             -----------                                                   ---------------

  10.31     Guaranty of Louis J. Pearlman in favor of ORIX dated as of November 2,               Exhibit 10.28(5)
            1989.

  10.32     Note and Warrant Purchase Agreement dated as of November 2, 1989                     Exhibit 109.33(5)
            between the Company and ORIX

  10.33     Agreement dated November 12, 1990 among the Company the Receiver for                 Exhibit 10.30(10)
            Airship UK, AIUSA and others.

  10.34     Corporate Financial Consulting Agreement dated February 14, 1991                     Exhibit 10.38(4)
            between the Company and Cohig & Associates.

  10.35     Engagement Letter dated September 22, 1988 between Emanuel and                       Exhibit K.1(3)
            Company and the Company.

  10.36     Agreement dated August 28, 1992 between Seoul Olympic Sports Promotion               Exhibit 10.45(11)
            Foundation and the Company.

  10.37     Fifth Amendment to Aerial Advertising Agreement effective as of                      Exhibit 10.46(11)
            September 1, 1992 between Metropolitan Life and the Company.

  10.38     Loan  Agreement dated October 14, 1992 between Sequel Capital Corporation and        Exhibit 10.47(11)
            the Company.

  10.39     Agreement dated December 17, 1992 between J&B Enterprises Limited                    Exhibit 10.48(11)
            (UK) Corp. Julian Benscher and the Company.

  10.40     Airship Mortgage dated December 17, 1992 between the Company and J&B                 Exhibit 10.49(11)
            Enterprises Limited (UK) Corp.

  10.41     Employment Agreement dated as of December 31, 1992 between the                       Exhibit 10.50(11)
            Company and Seth Bobet.

  10.42     Employment Agreement dated as of December 31, 1992 between the                       Exhibit 10.51(11)
            Company and Alan Siegel.

  10.43     Employment Agreement dated as of December 31, 1992 between the                       Exhibit 10.52(11)
            Company and Frank Sicoli.

  10.44     Amended Employment Agreement dated as of February 15,1993 between                    Exhibit 10.53(11)
            the Company and Louis J. Pearlman

  10.45     Second Amendment to Stock Option Agreement between the Company and                   Exhibit 10.54(11)
            Louis J. Pearlman date as of February 15.l 1993.

  10.46     Mast Sale Agreement dated December 30, 1992 between J&B Enterprises                  Exhibit 10.55(11)
            Limited (UK) Corp. Julian Benscher and the Company.

  10.47     Mortgage dated December 30, 1992 between the Company and J&B                         Exhibit 10.56(11)
            Enterprises Limited (UK) Corp.

  10.48     Subscription Agreements between the Company and certain investors                    Exhibit 10.57(11)
            relating to the 1992 Private Placement.

  10.49     Sublease Agreement between Westinghouse Airships, Inc. and the Company               Exhibit 10.58(13)
            dated November 9, 1992.



                                  Exhibit Index
                                  --------------

 Exhibit                                                                                          Incorporated by
 Number                             Description                                                   Reference to
-------                             -----------                                                   ---------------
  10.50     Amendment to Sublease Agreement between Westinghouse Airships, Inc.                  Exhibit 10.59(13)
            and the Company dated November 9, 1992.

  10.51     Lease Agreement between Sand Lake IV-A Limited Partnership and the                   Exhibit 10.60(13)
            Company dated February 25, 1991.

  10.52     Lease Agreement between T&L Leasing and the Company dated January                    Exhibit 10.61(13)
            13. 1992.

  10.53     Lease Agreement between Westdeutsche Luftwerbung Theodor                             Exhibit 10.52(15)
            Wullenkemper GMBH and the company dated May 16, 1993.

  10.54     Manufacturers Agreement between WDL Luftschiffgesellschaft MBH and                   Exhibit 10.53(15)
            the Company dated may 16, 1993.

  10.55     Escrow Agreement between and among Westdeutsche Lufterbung Theodor                   Exhibit 10.54(15)
            Wullenkemper GMBH & Co., WDL Luftschiffgesellschaft MBH, Trans                       Exhibit 10.55(15)
            Continental Airlines Inc., and the Company dated May 15, 1993.

  10.56     Aerial Advertising Agreement between the Company and Catamount                       Exhibit 10.56(15)
            Petroleum Limited Partnership dated May 28, 1993.

  10.57     Amendment to Aerial Advertising Agreement between the Company and                    Exhibit 10.57(15)
            Catamount Petroleum Limited Partnership dated July 27, 1993.

  10.58     Second Amendment to Aerial Advertising Agreement between the Company                 Exhibit 10.58(15)
            and Catamount Petroleum Limited Partnership dated August 9, 1993.

  10.59     Third Amendment to Aerial Advertising Agreement between the Company                  Exhibit 10.59(15)
            and Catamount Petroleum Limited Partnership dated October 13, 1993.

  10.60     Fourth Amendment to Aerial Advertising Agreement between the Company                 Exhibit 10.60(15)
            and Catamount Petroleum Limited Partnership dated November 9, 1993.

  10.61     Aerial Advertising Agreement between Kingstreet Tours Limited and the                Exhibit 10.61(15)
            Company dated as of January 18, 1994.

  10.62     Passenger Airship Agreement between Anheuser-Busch Companies, Inc.                   Exhibit 10.62(15)
            and the Company dated as of January 2, 1994.

  10.63     Amendment to Airship Advertising Agreement dated March 12, 1992,                     Exhibit 10.63(15)
            between the Company and Anheuser-Busch Companies, Inc. dated March 4,
            1994 and related letter agreement dated February 11, 1994.

  10.64     Amendment to note agreement dated as of November 2, 1989 between the                 Exhibit 10.64(15)
            Company and ORIX dated January 11, 1994.

  10.65     Loan Agreement between Don Golden and the Company dated June 30,                     Exhibit 10.65(15)
            1993.

  10.66     Guarantee of Louis J. Pearlman in favor of the Company dated as of June              Exhibit 10.66(15)
            30, 1993.

  10.67     Loan Agreement between Superbound Limited and the Company dated                      Exhibit 10.67(15)
            December 7, 1993.



                                  Exhibit Index
                                  --------------

 Exhibit                                                                                          Incorporated by
 Number                             Description                                                   Reference to
-------                             -----------                                                   ---------------
  10.68     Guarantee of James Stuart Tucker in favor of the Company dated as of                 Exhibit 10.68(15)
            December 7, 1993.

  10.69     Kingstreet Tours Limited Aerial Advertising Agreement dated January 18,                      *
            1994, by and between the Company and Kingstreet Tours Limited.

  10.70     Amended and Restated Airship Advertising Agreement, dated July 8, 1994,                      *
            by and between the Company and Anheuser-Busch Companies, Inc.

  10.71     Aircraft Lease Agreement, dated December 15, 1994, by and between the                        *
            Company and Mastellone Hnos., S.A.

  10.72     Airship Operations Agreement, dated December 15, 1994, by and between                        *
            Airship Operations (USA), Inc. and Mastellone Hnos, S.A.

  10.73     Passenger Airship Agreement, dated as of January 2, 1994, by and between                     *
            the Company and Anheuser-Busch Companies, Inc.

  10.74     Letter Agreement Modification, dated January 11, 1994, by and between                        *
            the Company and ORIX USA Corporation.

  10.75     Amendment to Lease, dated May 12, 1994, by and between the Company                           *
            and ORIX USA Corporation.

  10.76     Collateral and Security Agreement, dated as of May 10, 1994, by and                          *
            between the Company and ORIX USA Corporation.

  10.77     Aircraft Collateral Funding Repayment Agreement, dated as of November                        *
            16, 1994, by and between the Company and Allstate Financial Corporation.

  10.78     Guaranty, dated December 6, 1994, of Louis J. Pearlman.                                      *

  10.79     Guaranty, dated December 6, 1994, of Trans-Continental Airlines, Inc.                        *

  10.80     Aircraft Lease Agreement, dated as of May 31, 1995, by and between                           *
            Trans Continental Leasing, Inc., as Lessor and the Company, as Lessee.

  10.81     Full Warranty Bill of Sale, dated as of May 31, 1994, by the Company to                      *
            Trans Continental Leasing, Inc.

  10.82     Credit Agreement, dated November 30, 1995, by and between the Company                        *
            and Senstar Capital Corporation.

  10.83     Term Note, dated November 30, 1995, of the Company to Senstar Capital                        *
            Corporation.

  10.84     Aircraft Mortgage and Security Agreement, dated November 30, 1995, by                        *
            and between the Company and Senstar Capital Corporation.

  10.85     Assignment of Contract Rights, dated November 30, 1995, by and between                       *
            the Company and Senstar Capital Corporation.

  10.86     Agreement of Guaranty and Suretyship, dated November 30, 1995, by and                        *
            between Trans Continental Airlines and Senstar Capital Corporation.



                                  Exhibit Index
                                  --------------

 Exhibit                                                                                          Incorporated by
 Number                             Description                                                   Reference to
-------                             -----------                                                   ---------------

  10.87     Release and Settlement Agreement, dated September 20, 1993, by and                           *
            between the Company and Sequel Capital Corporation and Louis J.
            Pearlman.

  10.88     Promissory Note, dated October __, 1994, of Louis J. Pearlman to Airship                     *
            Airways, Inc.

  10.89     Promissory Note, dated October 26, 1994, of Louis J. Pearlman to Airship                     *
            Airways, Inc.

  10.90     Form of Share Subscription Agreement, dated August 11, 1994, between                         *
            the Company and _______________.

  10.91     List of Purchasers in the 1994 Private Placement.                                            *

  10.92     Secured Promissory Note, dated October 26, 1994, of Airship Airways, Inc. to                 *
            the Company.

  10.93     Option Agreement, dated as of August 11, 1994, between the Company and                       *
            Louis J. Pearlman.

  10.94     Airship International Ltd. Employee Share Purchase Plan.                             Exhibit 1(18)

  11.1      Statement re: Computation of Per Share Earnings.                                             *

  16.1      Letter of Wiss & Co. dated June 22, 1993                                             Exhibit 16.1(14)

  16.2      Letter of Grant Thornton dated July 7, 1997.                                         Exhibit 16(16)

  16.3      Letter of Grant Thornton dated July 22, 1997                                         Exhibit 16(17)

  21.1      List of Subsidiaries                                                                         *

  24.1      Consent of Charlie Meeks, CPA                                                                *

  27.1      Financial Data Schedule                                                                      *




            *Filed herewith.


(1) The Company's Registration Statement on Form S 18 Registration No. 2.96334 NY as filed with the Securities and Exchange Commission (the "SEC") on March 9, 1985.
(2) The Company's Registration Statement on Form S-1 Registration No. 33-7830, as filed with the SEC on August 7, 1986.
(3) The Company's Annual Report on Form 10-K for fiscal year ended December 31, 1988.
(4) The Company's Annual Report on Form 10-K for fiscal year ended December 31, 1991.
(5) The Company's Registration Statement on Form S-2, Registration No. 33-32619, as filed with the SEC on December 18, 1989.
(6) The Company's Post-effective Amendment No. 1 on Form S-3 to Form S-2, Registration No. 33-38076, as filed with the SEC on May 14,1 992.
(7) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
(8)  The Company's Report on Form 8 dated August 14, 1991.
(9)  The Company's Report on Form 8-K dated February 27, 1990.
(10) The Company's Registration Statement on Form S-2, Registration No. 33038076. as filed with the SEC on December 5. 1990.

(11) The Company's Registration Statement on Form S-1, Registration No. 33-56382, as filed with the SEC on February 16, 1993.
(12) The Company's Registration Statement on Form 8-A, as filed with SEC on March 16, 1993.
(13) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(14) The Company's Report on Form 8-K dated July 9, 1993.
(15) The Company's Annual Report on Form 10-K for the fiscal year ended December31, 1993.
(16) The Company's Report on Form 8-K, as filed with the SEC on July11, 1997.
(17) The Company's Report on Form 8-K/A, as filed with the SEC on July22, 1997.
(18) The Company's Proxy Statement, as filed with the SEC on March 20, 1995.


(b) The Company had not filed any reports on form 8-K during the last quarter of the period covered by this report.

                    STATEMENT OF REFERENCES
The copyright symbol shall be expressed as.............................`c'
The registered trademark symbol shall be expressed as..................`r'
The trademark symbol shall be expressed as.............................`tm'
Characters normally expressed as superscript shall be preceded by.......`pp'