Form 10-K/A
period 1994-12-31
AIRSHIP INTERNATIONAL LTD
filed 1997-08-29
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-K/A

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

Documents Incorporated by Reference: The Company's Proxy Statement, dated March 20, 1995, is hereby incorporated by reference into this Annual Report on Form 10-K. A list of Exhibits to this Annual Report on Form 10-K begins on page 65.

                           AIRSHIP INTERNATIONAL LTD.
                              1994 FORM 10-K REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1. BUSINESS...............................................................1
Item 2. PROPERTIES.............................................................8
Item 3. LEGAL PROCEEDINGS......................................................9
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................10

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.........................................12
Item 6. SELECTED FINANCIAL DATA...............................................15
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................16
Item 8. FINANCIAL STATEMENTS AND SCHEDULES....................................21
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.................................21

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................22
Item 11.  EXECUTIVE COMPENSATION..............................................24
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .....29
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....................29

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K...33

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

        ORIX LEASE

               In 1989 the Company executed, as lessee, an airship lease (the "Orix Lease") with Orix USA, Inc. then known as Orix Commercial Credit Corporation ("Orix") for the 600.05 Airship, which provided for an initial three year term with two three-year renewal options. Pursuant to the Orix Lease, the Company was obligated to pay a monthly lease payment of $121,000 (through November 1995), and $35,000 per month from December 1995 to November 1998. As a result of the termination of the Met Life Contract in October 1993, the Company and Orix entered into amendments to the Orix Lease in January and May 1994 to restructure the monthly payments. As a result of the reduced fees under the Bud One Contract and the suspension of operations of the Gulf Oil Airship, several required payments were not made. The Company again renegotiated its arrangement with Orix and in October, 1995, entered into an Amended and Restated Lease Agreement in the form of a Conditional Sales Contract effective as of June 2, 1995 (the "Amended Lease"). Pursuant to the Amended Lease, the payments to Orix are $20,000 per month for the first year, $40,000 plus interest per month for the next 6 months, $60,000 plus interest per month for the next 6 months and thereafter the greater of $80,000 per month or 50% of annual cash flow for the proceeding 12 month period. The Amended Lease expires June 2, 2002 at which time the Company can purchase the Airship for $1.00. The Airship which is the subject of the Amended Lease is not currently operational, as it requires a new envelope. To date, the envelope has not been replaced.

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

                                  Common Stock:



   1994                                                  High Bid       Low Bid
   ----                                                  --------       --------
1st Quarter                                              $    9/8       $  5/16

2nd Quarter                                              $   5/16       $   1/8

3rd Quarter                                              $   5/32       $  3/32

4th Quarter                                              $    1/8       $  1/16



   1995                                                  High Bid       Low Bid
   ----                                                  --------       --------
1st Quarter                                              $.125          $.0625

2nd Quarter                                              $.0625         $.03125

3rd Quarter*                                             N/A            N/A

4th Quarter                                              $.125          $.03125



   1996                                                  High Bid       Low Bid
   ----                                                  --------       -------
1st Quarter                                              $.3125         $.03125

2nd Quarter                                              $.3125         $.04

3rd Quarter                                              $.1            $.04

4th Quarter                                              $.085          $.05



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



   1997                                                  High Bid       Low Bid
   ----                                                  --------       -------
1st Quarter                                                 $.19           $.08

2nd Quarter                                                 $.2            $.09


                                Preferred Stock:



   1994                                                   High Bid      Low Bid
   ----                                                   --------      -------
1st Quarter                                              $3  1/4        $2 9/16

2nd Quarter                                              $2  1/2        $1 1/6

3rd Quarter                                              $1 5/32        $2 5/32

4th Quarter                                              $1 3/16        $  5/16



   1995                                                  High Bid       Low Bid
   ----                                                  --------       -------
1st Quarter                                              $.59375        $.40625

2nd Quarter                                              $.46875        $.375

3rd Quarter*                                             N/A            N/A

4th Quarter                                              N/A            N/A



   1996                                                  High Bid       Low Bid
   ----                                                  --------       -------
1st Quarter                                              N/A            N/A

2nd Quarter                                              $1.625         $.375

3rd Quarter                                              $.71875        $.385

4th Quarter                                              $.59375        $.28125



   1997                                                  High Bid       Low Bid
   ----                                                  --------       -------
1st Quarter                                              $1.125         $.51

2nd Quarter                                              $1.09375       $.53125


                                Class A Warrants:


   1994                                                  High Bid       Low Bid
   ----                                                  --------       -------
1st Quarter through February 6, 1994, at which time
the Class A Warrants expired                             $  1/32        $  1/32



                                Class B Warrants:

   1994                                                  High Bid       Low Bid
   ----                                                  --------       -------
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

        OPERATING STATEMENT DATA:



                                                                               Year Ended December 31,
                                                    --------------------------------------------------------------------------------
                                                        1994             1993            1992           1991            1990
                                                    --------------------------------------------------------------------------------
Gross Revenue                                       $  3,980,000    $  9,748,000      $  7,258,000   $  7,015,000    $   4,693,000

Net Income (loss) before cumulative
effect of a change in accounting
principal                                           $(20,645,000)   $ (5,406,000)     $  1,165,000   $ (4,418,000    $  (3,356,000)

Net Income (loss)                                   $(20,645,000)   $ (5,406,000)     $  1,165,000   $ (4,418,000)   $  (4,498,000)

Net Income (loss) Per Share
applicable to Common Stockholders:
Before cumulative effect of a change
in accounting principle                                $(0.74)           $(0.24)           $0.05         $(0.31)         $(0.48)

Net Income (loss)                                      $(0.74)           $(0.24)           $0.05         $(0.31)         $(0.65)



BALANCE SHEET DATA:



                                                                                   At December 31,
                                                    --------------------------------------------------------------------------------
                                                        1994             1993            1992           1991            1990
                                                    --------------------------------------------------------------------------------

Total assets                                        $  9,809,000     $ 26,077,000     $ 21,690,000    $ 16,536,000     $ 14,315,000

Long term debt, excluding current
maturities                                          $  3,258,000     $  2,380,000     $  3,186,000    $  4,580,000     $  7,915,000

Total liabilities                                   $ 13,070,000     $  7,842,000     $ 12,394,000    $ 13,909,000     $ 14,170,000

Stockholders' equity                                $ (3,261,000)    $ 18,235,000     $  9,296,000    $  2,627,000     $    145,000

Book value per common share                            $(0.10)           $0.65             $0.36           $0.15            $0.02




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

               The Company's stockholders' deficit at December 31, 1994 was $3,261,000, a decrease of $21,500,000 from stockholders' equity of $18,235,000 at December 31, 1993. The decrease was due primarily to the net loss of $20,645,000 in fiscal 1994. Issuance of Common Stock less the payment of cash dividends on Preferred Stock decreased equity by $852,000. As a result of these equity changes, during 1994 the Company's assets decreased $16,300,000 while liabilities increased $5,300,000. Compared to the year ended December 31, 1993, revenues, selling, general and administrative costs decreased 59.3% and 27.7%, respectively, while operating costs increased 75.2%. Interest expense less other income for 1994 was $599,000, an increase of $77,000 or 14.8%.
In 1993 the Company incurred a nonrecurring cost of $741,000 in connection with the settlement of a lawsuit by a lender and related expenses and a $478,000 cost on disposition of airship components, while in 1994 the Company incurred losses of $3,443,000 when two airships were damaged. These changes in revenues and costs, as explained in more detail below, resulted in a net loss for fiscal 1994 of $20,645,000 compared to a net loss of $5,406,000 in fiscal 1993.

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

Comparison of Revenue and Operating Costs 1994 to 1993.

               Airship revenues for 1994 were $3,980,000, a decrease of $5,768,000 (or 59.2%) compared to revenues of $9,748,000 for 1993, primarily due to $3,454,000 of decreased revenues from the Sea World Airship contract which terminated on December 31, 1993. In addition, monthly fees under the Bud One Contract were reduced for a period of six months effective February 1994. The
600.05 Airship, formerly the

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

               Operating costs for 1994 were $17,452,000, an increase of $7,488,000 or 75.2% compared to 1993. This increase was primarily due to a write down in its airships and airship components by $9,634,000. See
Note A to the financial statements "Impairment of Long-Lived Assets."
Costs to operate the 600.05 Airship until it was damaged on June 20, 1994, primarily in connection with the 600.05 Aerial Advertising Agreement, were $1,349,000 lower than costs to operate that airship during 1993 under the former Met Life contract. The cost savings resulted primarily from a decrease in costs to operate the Bud One Airship of $710,000,or 34% compared to the 1993 fiscal year. Costs to operate the Sea World Airship declined
61% or $1,471,000 compared to the 1993 fiscal year as it began limited operations under the Sea World Passenger Contract beginning January 1994. These cost reductions were offset in part by cost increases resulting primarily from operation and lease of the Gulf Oil Airship of $231,000, and secondarily due to increased warehouse costs of $69,000, related to depreciation on airship components purchased during 1993. In addition, increased depreciation charges of $1,156,000 related to changes in accounting estimates and writedowns of $479,000 related to construction in progress were taken during 1994.

Selling, General and Administrative expense Comparison 1994 to 1993.

               Selling, general and administrative costs were $2,408,000 for 1994, a decrease of $1,041,000 or 30.2% compared to 1993, primarily due to the non-recurrence of accounting, legal and other costs incurred in 1993 related to the Company's public offering of its Preferred Stock (the "1993 Offering") and the acquisition of the Slingsby Assets ($687,000). The Cost Savings reduced salaries and certain other costs by approximately $710,000. These savings were partially offset by restructuring costs of $135,000 and a net increase in other costs, primarily in connection with late fees incurred with respect to the Orix Lease plus costs incurred in connection with the Allstate Loan. Such costs resulted from the Company's liquidity shortage. See "Liquidity and Capital Resources", below.

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

         A.  Report of Independent Certified Public Accountants on Schedules    F-26

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note B to the financial statements, the Company has experienced significant operating losses, has an accumulated deficit and has negative working capital at December 31, 1994. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE B - SIGNIFICANT UNCERTAINTIES AND MANAGEMENT'S PLANS TO OVERCOME OPERATING DIFFICULTIES AND MEET CASH REQUIREMENTS

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $39,977,000 at December 31, 1994. During the year ended December 31, 1994, the Company generated revenues from airship operations; however, it reported a net loss of $20,645,000 and has negative working capital of $9,754,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans to improve the financial position and operations with the goal of sustaining the Company's operations for the next twelve months and beyond include:

Arranging with Trans Continental Airlines, Inc., a company related through common directorship and ownership, to provide funds on a monthly basis as a loan and acquiring assets and operations of one or more entities, which the Company has been exploring. Management's hope is that such business combination, if completed, would provide additional cash flow and net income to the Company.

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

While the Company believes that its plans for additional funding or possible business combiation have the reasonable capability of improving the Company's financial situation and ensuring the continuation of its business, there can be no assurance that the Company will be successful in carrying out its plans and the failure to achieve them could have a material adverse effect on the Company.

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

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

NOTE D - INCOME TAXES - Continued

The tax effect of temporary differences that give rise to significant positions of the deferred tax assets and deferred tax liabilities, consist of the following at December 31:





                                                    1994                1993
--------------------------------------------------------------------------------
Deferred tax assets:
    Net operating loss                         $ 14,576,000        $  4,900,000
    Accrued expenses                                291,000             300,000
--------------------------------------------------------------------------------
                                                 14,867,000           5,200,000
    Less:  Valuation allowance                   11,990,000           2,600,000
--------------------------------------------------------------------------------
                                                  2,877,000           2,600,000
Deferred tax liabilities:
    Airships and related equipment               (2,877,000)         (2,600,000)
--------------------------------------------------------------------------------
                                                 (2,877,000)         (2,600,000)
--------------------------------------------------------------------------------

Net deferred tax asset                         $     --            $      --
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

Pursuant to an amendment dated March 4, 1994, monthly fees under the Bud One agreement were reduced by 50% effective February 1994 through July 1994. The contract was renewed at the full initial price of the contract and operated until December 1994 at which time it was determined that the envelope was in need of replacement. Therefore, the Company removed the airship from service.

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

NOTE J - EMPLOYEE SAVINGS PLAN

The Company has an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit of 15% of the employee's salary. The Company matches 5% of each employee's contributions, depending on length of service, up to a maximum of 6% of the employee's earnings. The Company's matching contributions to the Savings Plan was $11,000 and $25,000 for 1994 and 1993, respectively. There were no matching contributions for 1992.

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



NOTE L - SUBSEQUENT EVENTS

On December 24, 1996, Transcontinental Leasing, Inc. obtained a loan with Norwest Equipment Finance, Inc. in the amount of $4,709,000. The proceeds of this refinancing were used to repay the Company's debt to Senstar and to provide working capital to the Company.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULES






Board of Directors and Stockholders
Airship International Ltd.


In connection with our audit of the financial statements of Airship International Ltd. referred to in our report dated August 22, 1997 (that contains an explanatory paragraph pertaining to a going concern and other uncertainties), which is included in the Annual Report on SEC Form 10-K for the year ended December 31, 1994, we have also audited Schedules II, IV, V, VI and IX for the year ended December 31, 1994. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.








                                           CHARLIE M. MEEKS, C.P.A., P.A.


Orlando, Florida
August 22, 1994

                           Airship International Ltd.

                                   Schedule II

                     AMOUNTS RECEIVABLE FROM RELATED PARTIES



                                               BALANCE AT                                                 BALANCE
                                               BEGINNING                                                 AT END OF
NAME OF RELATED PARTY                           OF YEAR           ADDITIONS          DEDUCTIONS            PERIOD
------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994:

        Transcontinental Airlines, Inc.        $2,526,000        $  742,500           $1,459,500         $1,809,000

        Airship Airways, Inc.                      --            $   82,500               --             $   82,500
------------------------------------------------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1993:

        Transcontinental Airlines, Inc.        $  586,000        $1,940,000               --             $2,526,000
------------------------------------------------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1992:

        Transcontinental Airlines, Inc.        $1,356,000        $1,230,000           $2,000,000         $  586,000
------------------------------------------------------------------------------------------------------------------------





* Includes $164,000, $107,000 and $131,000 of interest income earned on advances for the years ended December 31, 1994, 1993 and 1992, respectively.

                           Airship International Ltd.

                                   Schedule IV

                         INDEBTEDNESS TO RELATED PARTIES



                                               BALANCE AT                                                  BALANCE
                                               BEGINNING                                                  AT END OF
NAME OF RELATED PARTY                           OF YEAR           ADDITIONS         (1)DEDUCTIONS          PERIOD
------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994:

        Due to related party -
        Louis J. Pearlman                       $  846,000         $103,000           --                   $  949,000
------------------------------------------------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1993:

        Due to related party -
        Louis J. Pearlman                       $1,857,000         $197,000        $1,208,000(2)              846,000
------------------------------------------------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1992:

        Due to related party -
        Louis J. Pearlman                       $1,925,000         $272,000        $  340,000              $1,857,000
------------------------------------------------------------------------------------------------------------------------



(1)     Includes amortization of debt discount of $5,000 per year.

(2) Includes reduction for the loan paid to an individual which was treated as a reduction of the balance outstanding (See Note C).

                           Airship International Ltd.

                                   Schedule V

                         AIRSHIPS AND RELATED EQUIPMENT


                                         BALANCE AT
                                          BEGINNING      ADDITIONS                                         BALANCE AT
CLASSIFICATION                             OF YEAR        AT COST      RETIREMENTS    RECLASSIFICATIONS    END OF YEAR
--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994:

        Airships                           12,048,000         11,000    (7,043,000)        (2,912,000)         2,104,000

        Airship components                  6,762,000           --      (6,783,000)         2,751,000          2,730,000

        Vehicles                            1,514,000        241,000      (146,000)          --                1,609,000

        Parts and equipment                 2,768,000         64,000    (1,451,000)           161,000          1,542,000

        Construction in progress              479,000           --        (479,000)          --                --
                                      ------------------------------------------------------------------------------------

                                           23,571,000        316,000   (15,902,000)          --                7,985,000
                                      ------------------------------------------------------------------------------------



YEAR ENDED DECEMBER 31, 1993:

        Airships                           12,748,000        296,000          --             (996,000)        12,048,000

        Airship components                  1,337,000      5,903,000      (478,000)             --             6,762,000

        Vehicles                              793,000      1,011,000      (290,000)             --             1,514,000

        Parts and equipment                 1,430,000      1,027,000      (685,000)           996,000          2,768,000

        Construction in progress              --             479,000          --                --               479,000
                                      ------------------------------------------------------------------------------------

                                           16,308,000      8,716,000    (1,453,000)             --            23,571,000
                                      ------------------------------------------------------------------------------------



YEAR ENDED DECEMBER 31, 1992:

        Airships                           11,978,000      1,629,000      (870,000)            11,000         12,748,000

        Airship components                    --           1,337,000          --                --             1,337,000

        Vehicles                              793,000           --            --                --               793,000

        Parts and equipment                 1,827,000         42,000      (428,000)           (11,000)         1,430,000

        Construction in progress              --                --            --                --                --
                                      ------------------------------------------------------------------------------------

                                           14,598,000      3,008,000    (1,298,000)          --               16,308,000
                                      ------------------------------------------------------------------------------------


                           Airship International Ltd.

                                   Schedule VI

                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         AIRSHIPS AND RELATED EQUIPMENT




                                                         ADDITIONS
                                         BALANCE AT      CHARGED TO
                                          BEGINNING       COSTS AND                                         BALANCE AT
CLASSIFICATION                             OF YEAR        EXPENSES      RETIREMENTS    RECLASSIFICATIONS   END OF YEAR
--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994:

        Airships                            1,976,000       1,199,000     (3,078,000)         137,000            234,000

        Airship components                   --               451,000       (314,000)        (137,000)              --

        Vehicles                              565,000         331,000        (91,000)         --                 805,000

        Parts and equipment                   716,000         369,000       (632,000)         --                 453,000

        Construction in progress              --               --              --             --                    --
                                      ------------------------------------------------------------------------------------

                                            3,257,000       2,350,000     (4,115,000)         --               1,492,000
                                      ------------------------------------------------------------------------------------



YEAR ENDED DECEMBER 31, 1993:

        Airships                            1,536,000         659,000       --               (219,000)         1,976,000

        Vehicles                              598,000         209,000       (242,000)         --                 565,000

        Parts and equipment                   719,000         355,000       (577,000)         219,000            716,000
                                      ------------------------------------------------------------------------------------

                                            2,853,000       1,223,000       (819,000)         --               3,257,000
                                      ------------------------------------------------------------------------------------



YEAR ENDED DECEMBER 31, 1992:

        Airships                            1,040,000         606,000       (110,000)         --               1,536,000

        Vehicles                              472,000         126,000       --                --                 598,000

        Parts and equipment                   470,000         249,000       --                --                 719,000
                                      ------------------------------------------------------------------------------------

                                            1,982,000         981,000       (110,000)         --               2,853,000
                                      ------------------------------------------------------------------------------------


                           Airship International Ltd.

                                   Schedule IX

                              SHORT-TERM BORROWINGS


                                                                          MAXIMUM           AVERAGE          WEIGHTED
                                                          WEIGHTED         AMOUNT           AMOUNT           AVERAGE
                                         BALANCE AT        AVERAGE      OUTSTANDING       OUTSTANDING     INTEREST RATE
                                           END OF         INTEREST       DURING THE       DURING THE        DURING THE
CLASSIFICATION                             PERIOD           RATE           PERIOD           PERIOD            PERIOD
--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:

Note payable to financial institution        --                 12%          $800,000         $228,000            12%
--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1992

Note payable to financial institution        $800,000           12%          $800,000         $173,000            12%


                       STATEMENT OF DIFFERENCES
                       ------------------------

The trademark symbol shall be expressed as........................   'tm'