Form 10-K405
period 1995-12-31
AIRSHIP INTERNATIONAL LTD
filed 1997-09-08
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549
                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1995     COMMISSION FILE NUMBER: 0-14646

                           AIRSHIP INTERNATIONAL LTD.
                           -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        NEW YORK                                       06-1113228
(STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

     7380 SAND LAKE ROAD, SUITE 350, ORLANDO, FL                 32819
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (407) 351-0011

                         (REGISTRANT'S TELEPHONE NUMBER)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE.
                                (TITLE OF CLASS)
               CLASS B COMMON STOCK PURCHASE WARRANT, EACH WARRANT
              ENTITLING THE HOLDER TO PURCHASE ONE SHARE OF COMMON
                             STOCK, $.01 PAR VALUE.
                                (TITLE OF CLASS)
            CLASS A 8% CUMULATIVE CONVERTIBLE VOTING PREFERRED STOCK,
                            PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [ ]                             No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant including Preferred Stock as of September 5, 1997 was $3,952,053.80.

The number of shares of Common Stock outstanding as of September 5, 1997 was 42,522,778.

Documents Incorporated by Reference: None. A list of Exhibits to this Annual
Report on Form 10-K begins on page   .

                           AIRSHIP INTERNATIONAL LTD.
                              1994 FORM 10-K REPORT

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.   BUSINESS............................................................ 4

ITEM 2.   PROPERTIES.......................................................... 8

ITEM 3.   LEGAL PROCEEDINGS................................................... 9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.............................................11

ITEM 6.   SELECTED FINANCIAL DATA.............................................13

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...........................................14

ITEM 8.   FINANCIAL STATEMENTS AND SCHEDULES..................................18

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE............................................18

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................19

ITEM 11.  EXECUTIVE COMPENSATION..............................................20

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......23

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................24

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....24

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forwardlooking statements. This Annual Report contains forwardlooking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Annual Report relating to matters that are not historical facts are forwardlooking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, general economic conditions, government regulation, competition and customer strategies, capital deployment, the impact of pricing and reimbursement and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Airship International Ltd. (the "Company") has operated lighter-than-air airships, also commonly known as blimps, which have been used to advertise and promote the products and services of the Company's clients. The Company's clients utilize its airships at major sporting and special events and over urban and beach locations as an informative advertising and promotional vehicle. The Company operated one airship during 1995.

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

        The Company's clients utilized its Airships as an aerial ambassador and network-television camera platform for numerous major events.

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

        Historically, substantially all of the Company's revenues were derived from the operation of the Airships pursuant to aerial advertising contracts with its clients. Fees were generally paid to the Company on a monthly basis and the respective Airships were flown according to a flight schedule provided by the client, subject to weather conditions, government regulations and maintenance requirements. In the absence of availability of suitable replacements and/or rights of the Company to terminate outstanding advertising contracts, Termination of or substantial reduction in fees provided by the Company's operating Airships has had a material adverse impact on the Company's revenues. The Company continue to seek new aerial advertising contracts and clients.

AERIAL ADVERTISING AND OTHER CONTRACTS

        Set forth below are descriptions of the Company's aerial advertising contracts which were in effect during the fiscal year ended December 31, 1995 (for further detail see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Revenue and Operating Costs
- -- 1995 to 1994").

        BUD ONE CONTRACT. On March 12, 1992, the Company entered into an agreement (the "Bud One Contract") with Anheuser-Busch for the use of the Bud One Airship. In March 1994, the Company and Anheuser-Busch agreed to reduce flight time and monthly fees under the Bud One Contract by approximately 50%, effective February 1994 through July 1994 (the "March Amendment").

        On July 8, 1994 the Bud One Contract was amended and restated, pursuant to which amendment the Bud One Airship was to be operated from September 1, 1994 through December 31, 1996. Thereafter, Anheuser-Busch had the option to extend the agreement for one year. The airship was to be operated, in all material respects, in the same manner as it had been operated in the past, with contract payments being substantially equivalent to those under the Bud One Contract prior to the March Amendment. The Bud One Contract contained restrictions on the Company's ability to operate airships for potential clients which are competitive with Anheuser-Busch. In June 1995 the Bud One Airship was sold to Trans Continental Leasing, Inc., an affiliate of the Company in a sale-leaseback transaction. See "--Acquisitions, Leasing and Financings--Allstate Loan." In November 1995 the Bud One Airship was deemed to be in need of a new envelope and was taken out of service.

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

        In addition, the Company had the option to repurchase the Airship for 120% of the out-of-pocket expenses and the assumption of all liabilities incurred by First Security and Aviation in connection with the Argentina Airship. Such option expired unexercised on January 15, 1996.

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

        The Company's revenues were historically dependent on the Company's aerial advertising contracts. For the years ended December 31, 1995 and 1994, __% and __%, respectively, of the Company's revenues were derived from Anheuser-Busch. In addition, 19% of 1994 revenues were derived from Kingstreet Tours and --% were derived from Gulf Oil. The Company has been adversely affected during the period between the time that any particular aerial advertising agreement terminated and the time a new contract commenced.

ACQUISITIONS, LEASES AND FINANCINGS

        Set forth below is a description of the Company's financing arrangements in effect during the year ended December 31, 1995 and for the period from
December 31, 1995 through September    , 1997.

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

        As security for the Company's obligations under the Orix Lease and the Amended Lease, Louis J. Pearlman, Chairman of the Board, President and Chief Executive and Operating Officer of the Company ("Mr. Pearlman"), has personally guaranteed the payment and performance of the obligations of the Company. In addition, the Company's obligations to Orix are guaranteed by Trans Continental Airlines, Inc., an affiliate of the Company, which received common stock of the Company in exchange for such guaranty. See "Certain Relationships and Related Transactions."

        WDL LEASE

        Pursuant to an agreement effective May 16, 1993 (the "WDL Lease"), the Company leased from Westdeutsche Luftwerbung Theodor Wullenkemper GMBH ("Westdeutsche") a used type WDL IB airship equipped with a NightSign(TM) system. The Company entered into the WDL Lease to procure an airship to fulfill its obligations under the Gulf Oil Contract when it became apparent that the proposed acquisition of the assets of Slingsby could not be completed in time to provide an additional airship to fulfill the Company's obligations under the Gulf Oil Contract. The Company began operating this airship as the Gulf Oil Airship on June 25, 1993. On September 11, 1994, the Gulf Oil Airship was damaged in an accident and its operations ended. As a result of the damage to the Gulf Oil Airship, the Company sustained a loss of $1,978,000, representing the cost of the airship less insurance proceeds and credits allowed, including salvage value, when the airship was returned to WDL in September 1994. At December 31, 1994, the Company owed WDL a total of $2,866,000 under the WDL Lease including the $1,978,000 described above plus lease and other operating costs through September 11, 1994. Pursuant to the WDL Lease, the Company was to maintain a security deposit of $2,500,000 in a cash account (the "Cash Escrow Account") with Trans Continental Airlines Inc., an affiliate of the Company ("Trans Continental") (see Note C to the Financial Statements included elsewhere herein). The Cash Escrow Account, from which the Company could withdraw its funds at any time upon demand, enabled the Company to maintain a lower amount of insurance coverage on the Gulf Oil Airship than otherwise would have been required under the WDL Lease. During the fiscal year ended December 31, 1995, the Company had withdrawn the funds from the Cash Escrow Account to pay certain obligations owing to WDL. As a result of the payment to WDL of such funds, the Company is currently indebted to WDL in the approximate amount of $1,000,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

        Subsequently on June 22, 1995 the Allstate Loan was repaid when Trans Continental Leasing, Inc. ("TLI"), a wholly-owned subsidiary of Trans Continental Airlines, Inc., ("Trans Continental"), an affiliate of the Company, entered into a Sale-Leaseback Agreement the ("S/L Agreement") with the Company pursuant to which the Company's last remaining airship was sold to TLI for the purchase price of $2,060,000, which in turn leased such airship back to the Company. TLI borrowed the purchase price for the airship (the "Phoenixcor Loan") from Phoenixcor, Inc. ("Phoenixcor"), which was granted a pledge of the lease and a lien on the Bud One Airship. In addition, the Phoenixcor Loan was guaranteed by the Company and Trans Continental. The lease payments to be made under the S/L Agreement are equal to the payments to be made under the Phoenixcor Loan.

        The Phoenixcor Loan was structured as a sale-leaseback for financing purposes only.

        The Company entered into an arrangement with Senstar Capital Corporation, ("Senstar") pursuant to which the sale leaseback arrangement with TLI was reversed such that the Company reacquired such airship and the Company has borrowed a total of $3,500,000 from Senstar (the "Senstar Loan"), part of which has been used to repay the Phoenixcor Loan. The loan from Senstar is repayable over 5 years in sixty monthly payments of approximately $63,371.06 each, with a balance due at the end of the five year term of approximately $700,000, and is secured by a lien on the Airship and a guaranty by Trans Continental. The Senstar Loan provided approximately $1,337,207.31 to the Company after payment of the Phoenixcor Loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

        On January 15, 1997 the Company entered into a sale agreement with TLI, an affiliated company, with respect to the Company's $500.04 airship (formerly the "Bud One" airship) whereby the Company sold to TLI the airship and related equipment. In consideration for said assets, TLI retired the Company's debt to Senstar Capital Corp. in the amount of $3,014,000. Additionally, TLI procured a new envelope from a third party and agreed to lease back the entire assembled and operational airship to the Company. Pursuant to the agreement, the Company provided that TLI would undertake to pay the operational costs or the $500.04 airship for a minimum of eight months. In addition, the Company anticipates.

        In December 1995, the Company entered into an Envelope Purchase Contract with Hampstead Technologies Limited, an affiliate of Julian Benscher, for the purchase of a new envelope for the Bud One Airship. The Company made a nonrefundable deposit of $630,000. Because the transaction was never consummated, the amount was written off in 1995. See "Management's Discussion and Analysis--Results of Operations."


ADDITIONAL AIRSHIPS; AIRSHIP ASSEMBLY

        In addition to providing clients with aerial advertising and promotion with its airships, the Company also acquired assets enabling it to partially construct additional airships either to service existing or potential clients of the Company or for lease or purchase by other parties. The Company owns substantial airship replacement components and its experience in airship assembly includes the assembly of four airships. The airship components that the Company currently has in inventory, plus approximately $1,000,000 of additional capital per airship, would enable the Company to construct up to five additional airships. The Company believes that its inventory of spare airship components will significantly reduce its cost for initial airship assembly and future maintenance expenditures, should future clients be obtained. There can be no assurance, however, that the Company would be able to obtain the financing necessary to complete construction of any additional airships, or that it would be able to consummate aerial advertising agreements with respect to any such airships. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

MARKETING

        The Company marketed its airship services directly to potential clients through a sales effort conducted by its management, including a Director of Marketing. During 1995, the Company continued pursuing potential new clients, both for aerial advertising contracts and for the purchase of new airships; none of such contracts or purchases was consummated.

SUPPLIERS

        Airships are manufactured by a limited number of suppliers worldwide. The Company's Airships were manufactured by Airship UK, a United Kingdom supplier no longer doing business, and by Slingsby. Due to asset purchases and expertise described above in "Additional Airships; Airship Assembly," the Company could be in a position to manufacture or assemble up to five additional airships, subject to financing requirements.

COMPETITION

        Historically, the Company's direct competition was limited to those companies which had airships legally permitted to operate in the United States. The Company competed with Airship Management Service (AMS), the operator of the Fuji airship, and Icarus Aircraft, Inc. ("IAI"), a privately-held firm which operates lightships, which are small airships approximately 1/3 the size of the Company's airships. Currently, IAI is operating for MetLife. The Lightship Group, Inc. (formerly Virgin Lightships Inc. and American Blimp Company) owns and operates the smaller airships on behalf of numerous advertising clients in the United States. MetLife is a former client of the Company which did not renew its agreement with the Company in 1993, at least in part due to these alternative airship providers.

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

EMPLOYEES

        As of December 31, 1996, the Company had approximately 30 full-time employees, 11 of whom are administrative, 3 of whom are pilots and the balance of whom are field operating personnel including mechanics and others who have a high degree of knowledge and expertise in the airship industry as well as field workers who accompany and maintain the Airships. The number of employees fluctuates based in part on the number of Airships conducting flight operations.

        The Company's employees are not represented by any union. The Company considers its employee relations to be good. The Company believes it can serve additional pilots and flight personnel as required if new contracts are served.

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

        Capital Funding Group Ltd. In February 1992, Capital Funding Group Ltd. ("CFG") commenced an action against the Company and others in excess of $1,000,000 in damages based on the alleged failure by the Company to provide adequate collateral and security in connection with certain alleged financial agreements with CFG. The Company retained CFG in July 1991, paid a commitment fee (which was written off in 1991) and received a commitment from CFG which then failed to provide the funding. The Company and the other defendants answered the complaint in February 1992 by denying all of the substantive allegations and asserting several affirmative defenses. In addition, the Company asserted certain counterclaims against CFG and its two principals for breach of a commitment letter pursuant to which CFG was to arrange for a $9 million loan to the Company, breach of a compromise agreement accepted by CFG in January 1992, pursuant to which CFG was to provide funding to the Company in the amount of $7 million, breach of an escrow agreement, pursuant to which CFG was to return $200,000 of the commitment fee paid by the Company and various other counterclaims. In March 1993, the Company was awarded a default judgment of $8,000,000 against CFG and the complaint against the Company was dismissed. No balances have been returned to the Company as of December 31, 1995.

        Due to the weakening financial position of the Company at the time, the Company was unable to complete its audit for the year ended December 31, 1994 or to conduct audits for the years ended December 31, 1995 and 1996. Accordingly, the Company had not filed any periodic reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the quarterly and annual periods ended December 31, 1994 through March 31, 1997 or any Current Reports on Form 8-K during such periods until July 11, 1997, on which date the Company filed its Current Report on Form 8-K reporting a change of accountants. On July 18, 1997, the Company entered into a Consent and Undertaking with the Securities and Exchange Commission pursuant to which the Company agreed, among other things, to file this Annual Report on Form 10-K, an Annual Report on Form 10-K for the year ended December 31, 1996 and all reports due under Sections 13 and 15 of the Securities Exchange Act of 1934, as amended, for all subsequent periods. Judgement was entered on August 21, 1997.

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

        The Company has not held any meetings of shareholders since April 11, 1995.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock, Preferred Stock, and Class B Warrants had been listed on the Nasdaq SmallCap Market under the symbols BLMP, BLMPP and BLMPL, respectively, until Nasdaq's delisting of the Company's securities on July 5, 1995 (the "Delisting") as a result of the Company's failure to timely file this Annual Report on Form 10-K. Since the Delisting, the Company's Common Stock and Preferred Stock have traded on the over-the-counter market under the symbols "BLMPE" and "BLMPPE," respectively. The price ranges presented below represent the highest and lowest quoted bid prices during each quarter reported by the Nasdaq SmallCap Market for periods prior to the Delisting and periods subsequent to the quarter of 1995, and as obtained from the National Quotation Bureau, Inc for the third quarter of 1995. The Nasdaq quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

                                  COMMON STOCK:

   1995                        High Bid                            Low Bid
                               --------                            -------
1st Quarter                    $.125                               $.0625
2nd Quarter                    $.0625                              $.03125
3rd Quarter*                     N/A                                 N/A
4th Quarter                    $.125                               $.03125


    1996                       High Bid                            Low Bid
                               --------                            -------
1st Quarter                    $.3125                              $.03125
2nd Quarter                    $.3125                              $.04
3rd Quarter*                   $.1                                 $.04
4th Quarter                    $.085                               $.05

- ------------------------

* Prior to the Delisting. Price ranges during the third quarter of 1995 include quotations on NASDAQ SmallCap Market up to such date. The Common Stock and the Preferred Stock are currently traded on the Nasdaq OTC Electronic Bulletin Board.

N/A    Not available.

    1997                       High Bid                           Low Bid
                               --------                           -------
1st Quarter                    $.19                                $.08
2nd Quarter                    $.2                                 $.09

                                       Preferred Stock:

    1995                       High Bid                           Low Bid
                               --------                           -------
1st Quarter                    $.59375                             $.40625
2nd Quarter                    $.46875                             $.37 5
3rd Quarter*                   $.325                               $.325
4th Quarter                    $.25                                $.125

    1996                       High Bid                            Low Bid
                               --------                            -------
1st Quarter                    $.1875                              $.1875
2nd Quarter                    $1.625                              $.375
3rd Quarter*                   $.71875                             $.385
4th Quarter                    $.59375                             $.28125

    1997                       High Bid                            Low Bid
                               --------                            -------
1st Quarter                    $1.125                              $.51
2nd Quarter                    $1.09375                            $.53125

                               CLASS B WARRANTS:

    1994                       High Bid                            Low Bid
                               --------                            -------
1st Quarter                    $1/16                               $1/32
2nd Quarter.  The Class B      $1/32                               $1/32
Warrants expired on February
6, 1995.

        As reported by the Nasdaq OTC Bulletin Board, on September 5, 1997 the closing bid price of the Common Stock was $0.0825 per share and the closing bid price of the Preferred Stock was $0.4375.

        As of September 5, 1997, there were 1,496 holders of record of the Company's Common Stock and 83 holders of record of the Preferred Stock, respectively.

        No dividends were declared or paid on the Common Stock during the foregoing periods and the Company does not anticipate paying any dividends on its Common Stock in the foreseeable future.

        Dividends on the Preferred Stock are payable quarterly on February 15, May 15, August 15 and November 15 of each year (each such date a "Dividend Payment Date") and accrue at the annual rate of $.48 per share, to the extent payable in cash and $.60 per share, to the extent payable in shares of Common Stock. The first four dividend payments were paid 50% in cash and 50% in registered shares of Common Stock computed on an annual basis, the last such dividend payment being made on February 15, 1994. The cash portion of such dividend payments was paid with a portion of the proceeds of the 1993 Offering, which had been reserved for such purposes. Beginning May 15, 1994, dividends were payable in cash from the available cash derived from the adjusted earnings of the Company for the fiscal quarter immediately preceding the Dividend Payment Date to the extent available, according to a formula based on adjusted earnings. Such formula provides that the available cash will be determined as one half of the difference between airship operating revenues and the sum of operating costs, interest and principal payments on debt, selling, general and administrative expenses (limited to a ceiling based on historical numbers with stated annual percentage increases thereafter) and airship related capital expenditures (limited to $2,000,000 in any given year). The components of the above formula are to be determined in accordance with generally accepted accounting principles as applied in the Company's financial statements as filed with the Securities and Exchange Commission (the "Commission"). At its option, the Company may pay cash dividends in excess of the available cash determined by the above formula. The May 15, 1994 dividend was paid in registered shares of Common Stock. The Company has deferred and accrued the cash dividend on the Preferred Stock due on August 15, 1994 and all subsequent quarterly dividends until a later payment date. The Company does not anticipate paying such dividends in the near future, and intends to continue to defer and accrue such dividends.

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

        OPERATING STATEMENT DATA:

                                                          Year Ended December 31,
                                 --------------------------------------------------------------------------
                                     1995           1994           1993          1992          1991
                                 ---------------- -------------- ------------- ------------- --------------
Gross Revenue                    $ 2,620,000     $  3,980,000   $  9,748,000    $ 7,258,000   $  7,015,000
Net Income (loss) before         $(4,867,000)    $(20,645,000)  $ (5,406,000)   $ 1,165,000   $ (4,418,000)
cumulative effect of a change
in accounting principal
Net Income (loss)                $(4,867,000)    $(20,645,000)   $(5,406,000)   $ 1,165,000     (4,418,000)








Net Income (loss) Per Share             $(0.74)       $(0.24)        $0.05          $(0.31)        $(0.48)
applicable to Common
Stockholders:
Before cumulative effect of a
change in accounting principle

                                                          Year Ended December 31,
                                 ---------------- -------------- ------------- ------------- --------------
                                     1995              1994            1993         1992        1991
                                 ---------------- -------------- ------------- ------------- --------------
Net Income (loss)                                  $(0.74)         $(0.24)        $0.05        $(0.31)


BALANCE SHEET DATA:

                                                          Year Ended December 31,
                                 --------------------------------------------------------------------------
                                        1995           1994           1993          1992          1991
                                 ---------------- -------------- ------------- ------------- --------------
Total assets                        $5,073,000     $  9,809,000   $ 26,077,000  $ 21,690,000  $ 16,536,000
Long term debt, excluding                          $  3,258,000   $  2,380,000  $  3,186,000  $  4,580,000
current maturities
Obligations under Capital lease     $ 3,016,000    $  3,689,000        --              --             --
Total liabilities                   $ 14,680,000   $ 13,070,000   $  7,842,000  $ 12,394,000  $ 13,909,000
Stockholders' equity                $ (9,607,000)  $ (3,261,000)  $ 18,235,000  $  9,296,000  $  2,627,000
Book value per common share                           $ (0.10)       $  0.65       $ 0.36        $ 0.15


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN AND MANAGEMENT'S PLANS

        As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $46,569,000, at December 31, 1995. During the year ended December 31, 1995, the Company generated revenues from airship operations; however, it reported a net loss of $4,687,000 and has negative working capital of $7,538,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

OVERALL FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1995-1994:

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For its year ended December 31, 1994, the Company incurred a loss of $20,645,000 and had negative cash flows of $2,144,000 from operations. For its year ended December 31, 1995, the Company incurred a loss of $4,867,000 and had negative cash flows of $4,887,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage, including any adjustments relating to the values that would be realized from the Company's assets, with the exception of the effects of applying Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets to be Disposed Of," as described in Note A to the Financial Statements.

        The Company's stockholders' deficit at December 31, 1995 was $9,607,000,
a increase of                  from stockholders' deficit of $6,346,000 at
December 31, 1994. The decrease was due primarily to the net loss of $4,867,000 in fiscal 1995. Accrual of dividends on Preferred Stock increased stockholders' deficit by $1,725,000. As a result of these deficit changes, during 1995 the Company's assets decreased $4,736,000 while liabilities increased $1,610,000. Compared to the year ended December 31, 1994, revenues, operating costs and selling, general and administrative costs decreased 34.2%, 76.9% and 21.4%, respectively. Interest expense less other income for 1995 was $1,045,000, an increase of $446,000 or 74.4%. In 1993 the Company incurred a nonrecurring cost of $741,000 in connection with the settlement of a lawsuit by a lender and related expenses and a $478,000 cost on disposition of airship components, while in 1994 the Company incurred losses of $3,443,000 when two airships were damaged. These changes in revenues and costs, as explained in more detail below, resulted in a net loss for fiscal 1994 of $20,645,000 compared to a net loss of $5,406,000 in fiscal 1993.

        The Company continues to experience negative cash flows from operating activities. Cash flow was adversely affected in 1994 through the termination, at the end of 1993, of contracts relating to the Met Life and Sea World Airships, and through the temporary cessation of flights and fees under the Gulf Oil Contract and its subsequent termination in 1994, as well as by the modification in certain terms of the Bud One Contract pursuant to the March Amendment. Cash flows for 1995 were adversely affected by the termination of the Gulf
Oil Contract as liabilities at December 31, 1994 related to its termination and the damage to the Gulf Oil Airship approximates $3,220,000.

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

1994-1993:
        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For its year ended December 31, 1993, the Company incurred a loss of $5,406,000 and had negative cash flows of $2,956,000 from operations. For its year ended December 31, 1994, the Company incurred a loss of $20,645,000 and had negative cash-flows of $2,144,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage, including any adjustments relating to the values that would be realized from the Company's assets.

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

COMPARISON OF REVENUE AND OPERATING COSTS 1995 TO 1994.

        Airship revenues for 1995 were $3,620,000, a decrease of $1,360,000 (or 34.2% compared to revenues of $3,980,000 for 1994, primarily due to $1,360,000 of decreased revenues from the Bud One Airship contract which terminated on December 31, 1993. In addition, monthly fees under the Bud One Contract were reduced for a period of six months effective February 1994. The 600.05 Airship, formerly the Met Life airship, operated for only three months during 1994, while the Met Life airship operated for six months during 1993, reducing revenues for 1994, as compared to 1993. These decreases were partially offset by approximately four months of revenues earned from operating the Gulf Oil Airship in 1994 compared to its operation for just over three months during 1993 when operations of that airship first began. The Bud One contract was amended in July 1994 and provided for operations at the full price from August 1994 through December 1996. However, during December 1995, it was determined that the envelope was in need of replacement. Therefore, the Company removed the airship from service.

         Operating costs for 1995 were $4,027,000, a decrease of $13,425,000 or 76.9% compared to 1994. This increase was primarily due to the discontinuance of its contract with Bud One. The Company also had a write down in its airships and airship components by $1,462,000 that offset the reduction in operating costs. See Note A to the financial statements "Impairment of Long-Lived Assets." Costs to operate the 600.05 Airship until it was damaged on June 20, 1994, primarily in connection with the 600.05 Aerial Advertising Agreement, were $1,349,000 lower than costs to operate that airship during 1993 under the former Met Life contract. Costs to operate the Sea World Airship declined 61% or $1,471,000 compared to the 1993 fiscal year as it began limited operations under the Sea World Passenger Contract beginning January 1994. These cost reductions were offset in part by cost increases resulting primarily from operation and lease of the Gulf Oil Airship of $231,000, and secondarily due to increased warehouse costs of $69,000, related to depreciation on airship components purchased during 1993. In addition, increased depreciation charges of $1,156,000 related to changes in accounting estimates and writedowns of $479,000 related to construction in progress were taken during 1994.

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

        Operating costs for 1995 were $17,452,000, an increase of $7,488,000 or 75.2% compared to 1994. This increase was primarily due to a write down in its airships and airship components by $9,634,000. See Note A to the financial statements "Impairment of Long-Lived Assets." Costs to operate the 600.05 Airship until it was damaged on June 20, 1994, primarily in connection with the
600.05 Aerial Advertising Agreement, were $1,349,000 lower than costs to operate that airship during 1993 under the former Met Life contract. The cost savings resulted primarily from a decrease in costs to operate the Bud One Airship of $710,000,or 34% compared to the 1993 fiscal year. Costs to operate the Sea World Airship declined 61% or $1,471,000 compared to the 1993 fiscal year as it began limited operations under the Sea World Passenger Contract beginning January 1994. These cost reductions were offset in part by cost increases resulting primarily from operation and lease of the Gulf Oil Airship of $231,000, and secondarily due to increased warehouse costs of $69,000, related to depreciation on airship components purchased during 1993. In addition, increased depreciation charges of $1,156,000 related to changes in accounting estimates and writedowns of $479,000 related to construction in progress were taken during 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE COMPARISON 1995 TO 1994.

         Selling, general and administrative costs were $1,393,000 for 1995, a decrease of $515,000 or 21.4% compared to 1994. The decrease related primarily to a reduction in outside services and professional and legal fees of $309,000 and late fees incurred with respect to the Orix Lease during 1994 in the amount of $138,898.

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

INTEREST EXPENSE COMPARISON 1995-1994.

         Interest expense in 1995 was $1,103,000, an increase of $295,000 or 37.0% compared to 1994. Interest costs related to the Senstar loan, the Orix Lease and Mr. Pearlman's loan to the Company were the primary reason for the increase in interest costs compared to 1994. Ongoing interest expense, at the end of 1994, relates to the Senstar loan, Orix Lease plus other loans payable and capital leases, mainly for vehicles and the loan from Mr. Pearlman.

INTEREST EXPENSE COMPARISON 1994-1993.

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

OTHER INCOME (EXPENSE)

        Interest and other income in 1995 was $58,000, a decrease of $148,000 or 71.8% compared to 1994. In 1993, proceeds from the 1993 Offering were placed in certificates of deposit and utilized throughout 1993 and interest was earned in 1993 on a receivable related to a sale of airship components in 1992.

INFLATION.

        Since the formation of the Company in August 1985, the rate of inflation has remained low and the cost of the Company's operations has not been significantly affected by inflationary trends in the economy. The Company has incorporated adjustments for inflation in its contract with Anheuser-Busch.

LIQUIDITY AND CAPITAL RESOURCES.

        In 1993 the Company completed the 1993 Offering, obtaining net proceeds of approximately $14,471,000. The 1993 Offering proceeds have been utilized to date: to repay short term debt ($3,600,000) and related interest ($120,000), for architectural and design services for Blimp Port USA'tm' ($479,000); to acquire parts for the assembly of an additional airship, including a Nightsign'tm' ($3,263,000); to acquire additional airship assets ($2,500,000); to fund a portion of dividend payments on the Preferred Stock ($600,000); and for working capital ($1,455,000). Of the 1993 Offering proceeds to be used for the purchase of land and a hangar for Blimp Port USA'tm' a significant portion had been used instead for working capital purposes due to net losses sustained by the Company.

        The Company continues to experience negative cash flows from operating activities. During 1995, the Company sustained a net change in cash and cash equivalents of ($511,000), with a reduction of $4,887,000 from operating activities. At December 31, 1995, available cash balances were represented by the $26,000 in cash plus $1,809,000 in funds contained in the Cash Escrow Account. The balance of the funds in the Cash Escrow Account were subsequently used by the Company to repay certain obligations to its vendors. Cash flow has been adversely affected by the temporary cessation of flights and fees under all of its contracts.

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

        The Sea World Airship commenced limited operations under the Sea World Passenger Contract, causing a $659,000 negative cash flow during 1994, including maintenance costs when it was disassembled for shipment to Argentina for use as the Argentina Airship. The 600.05 Airship was operated under an aerial advertising contract only during part of 1994, causing a $128,000 negative cash flow for 1994. The 600.05 Airship was disassembled in June 1994, and ongoing cash costs will be minimal for this airship.

        The Company's negative cash flow for 1995 was $517,000. Operating activities utilized $4,687,000 principally as a result of the net loss for the period, which includes non-cash charges of approximately $3,047,000. In addition, the change in operating assets and liabilities increased the negative cash flow effect of the net loss by approximately $3,067,000. Liabilities at December 31, 1995 increased to approximately $14,680,000 as a result of new debt financing with Senstar Capital Corporation. Investing activities contributed $1,632,000 in the form of funds taken from the Cash Escrow Account. Financing activities contributed $2,739,000 principally from proceeds of the Senstar Loan, partially offset by repayment of loans.

        The Company has not had existing bank lines of credit available to provide additional working capital due to the Company's negative cash flow and existing encumbrances on assets, and has previously received substantial financing from Mr. Pearlman in the form of loans and guarantees which supplement the funds available from the Company's operations. There can be no assurance that Mr. Pearlman will make additional cash advances or loans or give personal guarantees if the Company requires additional capital. At December 31, 1995, the Company owed Mr. Pearlman $1,040,000 net of unauthorized discount and after offsetting $785,000 with respect to a loan made by the Company and guaranteed by Mr. Pearlman. The entire unpaid principal balance of the loan from Mr. Pearlman, together with all accrued and unpaid interest, became due and payable on May 31, 1997.

        In addition, Trans Continental has guaranteed the Company's obligations under the Allstate Loan and the Phoenixcor Loan. In consideration for these and other guarantees of the Company's obligations, Trans Continental has been granted 10% of the issued and outstanding common stock of the Company. See "Certain Relationships and Related Transactions." There can be no assurance that Trans Continental will continue to guaranty the Company's obligations in connection with any future financings. During the year ended December 31, 1995, Trans Continental advanced the Company $549,000.

        The Company has been taking steps to improve its liquidity. The Company renegotiated the Orix Lease, and completed refinancing of the Phoenixcor
Loan. See "Business-Acquisitions, Leases and Financings." Cost Savings in operations and administration were instituted in 1994. Management eliminated its hull insurance on certain airships and continues to attempt to renegotiate certain long term obligations. In addition, the Company experienced decreases in ongoing costs resulting from the acquisition in 1993 of certain airship assets and from the sale and retirement from service of its airships; however, to date the Company has failed to secure any new aerial advertising contracts to replace lost revenues from contracts which have terminated.
The Company has continued to seek potential new contracts and customers, but there can be no assurance that any of these results will be achieved.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information, as of August 21, 1997, relating to each director and executive officer of the Company.**


NAME                  AGE            POSITIONS WITH THE COMPANY                POSITION HELD SINCE
Louis J. Pearlman     43             Chairman of the Board of Directors,        June 1982
                                     President and Chief Executive and
                                     Operating Officer

Marvin Palmquist      81             Director                                   November 1984

James J. Ryan         49             Director                                   July 1986

Alan A. Siegel        33             Secretary and Director                     October 1989

Seth M. Bobet(1)      34             Vice President of Finance and Chief        February 1990
                                     Financial Officer

- --------------------

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

- --------
** Mr. Roy Belotti, a director since November 1984, passed away in May, 1995. To date the Company's Board of Directors has not chosen a director to fill the vacancy on the Board created by Mr. Belotti's death.

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

ITEM 11.  EXECUTIVE COMPENSATION

        The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer for services rendered in all capacities to the Company for the three years ended December 31, 1995. No other executive officer's annual salary and bonus exceeded $100,000 during the Company's past three fiscal years.

                           SUMMARY COMPENSATION TABLE

Name and Principal       Fiscal   Salary    Bonus   Other Annual    Restricted  Securities    Other
Position                 Year                       Compensation    Stock       Underlying Compensation
                                                                    Award       Options
                         -----  ----------- -------   ---------------  ----------  ---------  ------------
Louis J. Pearlman,       1995   $112,276.50 $0
Chairman,

President, Chief         1994   $252,101    $0             --            --          --          --
Executive and
Operating Officer        1993    $251,573   $0             --            --          --          --


Alan A. Siegel,          1995   $58,140(1)  $70,000        --            --          --          --
Secretary, General       1994   $71,539(1)  $0
Manager and              1993   $93,066(1)  $0             --            --          --          --
Director



- ------------------

(1) Mr. Siegel deferred $25,000 of his salary for each of 1995 and 1994.

1994 EMPLOYEE SHARE PURCHASE PLAN

        The Company has an employee share option plan (the "Plan") for employees of the Company and any present or future "subsidiary corporations." The Company intends the Plan to be an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan, approved by the Company's shareholders on April 11, 1995, was effective November 1, 1994. All employees are eligible to participate in the Plan, except that the Company's appointed committee may exclude any or all of the following groups of employees from any offering: (i) employees who have been employed for less than 2 years; (ii) employees whose customary employment is 20 hours or less per week;
(iii) employees whose customary employment is not more than 5 months in any calendar year; and (iv) highly compensated employees (within the meaning of Code
Section 414(q). The shares issuable under the Plan shall be common shares of the Company subject to certain restrictions up to a maximum of 1,000,000 shares. The committee shall determine the length of each offering but no offering may exceed 27 months. The option price for options granted in each offering may not be less than the less of (i) 85% of the fair value of the shares on the day of the offering, or (ii) 85% of the fair market value of the shares at the time the option is exercised.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

        There were no options grants made in 1995.

                       AGGREGATED OPTION EXERCISE IN 1995
                     AND 1995 FISCAL YEAR-END OPTION VALUES

        There were no option exercises in 1995.

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




                      SHARES OWNED OF RECORD   PERCENTAGE OF OUTSTANDING  PERCENTAGE OF OUTSTANDING
NAME AND ADDRESS      OR BENEFICIALLY          SHARES OF COMMON STOCK     SHARES OF PREFERRED STOCK
- ----------------      -----------------        ------------------------   -------------------------
Louis J. Pearlman(1)     9,302,291                        23.9%                         *
Alan A. Siegel(2)         51,130                            *                           *
Roy T. Belotti             1,250                            *                           *
Marvin Palmquist            -0-                             *                           *
James J. Ryan(3)          97,000                            *                           *
Transcontinental(4)      3,666,862                          10%                         *
All officers and         9,451,671                        24.3                          *
directors as a group
(5 persons)(2)(5)




- ----------
*        Denotes less than 1%.

(1) Mr. Pearlman has an address at: c/o Airship International Ltd., 7380 Sand Lake Road, Suite 350, Orlando, Florida 32819.

(2) Includes 50,000 options granted under the Company's Incentive Stock Option Plan.

(3) Includes a warrant to purchase 67,000 shares of Common Stock which expired unexercised on April 7, 1995. See "Certain Relationships and Related Transactions."

(4) Such shares of Common Stock were granted to Trans Continental in consideration for its guaranty of the Company's obligations under the Allstate Loan, the Phoenixcor Loan, the Senstar Loan, the Argentina Lease Agreement and the Argentina Operations Agreement, and a corporate credit card issued for the Company's benefit. See "Certain Relationships and Related Transactions".

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

        On January 15, 1997 the Company entered into a sale agreement with TLI, an affiliated company, with respect to the Company's $500.04 airship (formerly the "Bud One" airship) whereby the Company sold to TLI the airship and related equipment. In consideration for said assets, TLI retired the Company's debt to Senstar Capital Corp. in the amount of $3,014,000. Additionally, TLI procured a new envelope from a third party and agreed to lease back the entire assembled and operational airship to the Company. Pursuant to the agreement, the Company provided that TLI would undertake to pay the operational costs or the $500.04 airship for a minimum of eight months. In addition, the Company anticipates.

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

        On December 31, 1991, Mr. Julian Benscher and the Company entered into a Line of Credit Agreement, pursuant to which Mr. Benscher loaned the Company $ 1,000,000 in 1992. As partial consideration for making these loans, the Company issued to Mr. Benscher warrants to purchase 775,000 shares of Common Stock and issued additional warrants to purchase 325,000 shares of Common Stock to certain parties designated by Mr. Benscher. The Company has granted Mr. Benscher registration rights with respect to all shares of Common Stock and warrants owned by him. These warrants were to expire on December 31, 1994; however, for continued assistance provided to the Company by Mr. Benscher, the Company extended the expiration date of these warrants to January 15, 1996, on which date the warrants expired unexercised.

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
             filed as part of this report:

             A.    Report of Independent Certified Public Accountant                F-1

             B.    Balance Sheets as of December 31, 1995 and 1994                  F-2

             C.    Statements of Operations for the years ended December 31,
                     1995, 1994 and 1993                                            F-3

             D.    Statements of Changes in Stockholders' Equity for the years
                     ended December 31, 1995, 1994 and 1993                      F-4 to F-5

             E.    Statements of Cash Flows for the years ended December 31,
                   1995, 1994 and 1993                                           F-6 to F-7

             F.    Notes to Financial Statements                                 F-8 to F-25

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

             A.   Report of Independent  Certified  Public  Accountants on
                  Schedules                                                      F-26

             B.   II  - Amounts receivable from related parties                  F-27

             C.   IV - Indebtedness to related parties                           F-28

             D.   V  - Airships and related equipment                            F-29

             E.   VI - Accumulated depreciation and amortization of              F-30
                       airships and related equipment

             F.   IX - Short-term borrowings                                     F-31


                                  Exhibit Index
                                  --------------

 Exhibit                                                                                          Incorporated by
 Number                             Description                                                   Reference to
- -------                             -----------                                                   ---------------
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

  4.12      Two warrants dated respectively, May 23, 1991 and February 7, 1992                   Exhibit 4.12(4)
            issued to Sanford D. Greenberg.

  4.13      Warrant dated December 7, 1991 issued to Edward C. Larkin.                           Exhibit 4.13(4)



                                  Exhibit Index
                                  --------------

 Exhibit                                                                                          Incorporated by
 Number                             Description                                                   Reference to
- -------                             -----------                                                   ---------------

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



                                  Exhibit Index
                                  --------------

 Exhibit                                                                                          Incorporated by
 Number                             Description                                                   Reference to
- -------                             -----------                                                   ---------------

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




                                  Exhibit Index
                                  --------------

 Exhibit                                                                                          Incorporated by
 Number                             Description                                                   Reference to
- -------                             -----------                                                   ---------------

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

  10.46     Mast Sale Agreement dated December 30, 1992 between J&B Enterprises                  Exhibit 10.55(11)
            Limited (UK) Corp. Julian Benscher and the Company.

  10.47     Mortgage dated December 30, 1992 between the Company and J&B                         Exhibit 10.56(11)
            Enterprises Limited (UK) Corp.

  10.48     Subscription Agreements between the Company and certain investors                    Exhibit 10.57(11)
            relating to the 1992 Private Placement.

  10.49     Sublease Agreement between Westinghouse Airships, Inc. and the Company               Exhibit 10.58(13)
            dated November 9, 1992.



                                  Exhibit Index
                                  --------------

 Exhibit                                                                                          Incorporated by
 Number                             Description                                                   Reference to
- -------                             -----------                                                   ---------------
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

  10.64     Amendment to note agreement dated as of November 2, 1989 between the                 Exhibit 10.64(15)
            Company and ORIX dated January 11, 1994.

  10.65     Loan Agreement between Don Golden and the Company dated June 30,                     Exhibit 10.65(15)
            1993.

  10.66     Guarantee of Louis J. Pearlman in favor of the Company dated as of June              Exhibit 10.66(15)
            30, 1993.

  10.67     Loan Agreement between Superbound Limited and the Company dated                      Exhibit 10.67(15)
            December 7, 1993.



                                  Exhibit Index
                                  --------------

 Exhibit                                                                                          Incorporated by
 Number                             Description                                                   Reference to
- -------                             -----------                                                   ---------------
  10.68     Guarantee of James Stuart Tucker in favor of the Company dated as of                 Exhibit 10.68(19)
            December 7, 1993.

  10.69     Kingstreet Tours Limited Aerial Advertising Agreement dated January 18,              Exhibit 10.69(19)
            1994, by and between the Company and Kingstreet Tours Limited.

  10.70     Amended and Restated Airship Advertising Agreement, dated July 8, 1994,              Exhibit 10.70(19)
            by and between the Company and Anheuser-Busch Companies, Inc.

  10.71     Aircraft Lease Agreement, dated December 15, 1994, by and between the                Exhibit 10.71(19)
            Company and Mastellone Hnos., S.A.

  10.72     Airship Operations Agreement, dated December 15, 1994, by and between                Exhibit 10.72(19)
            Airship Operations (USA), Inc. and Mastellone Hnos, S.A.

  10.73     Passenger Airship Agreement, dated as of January 2, 1994, by and between             Exhibit 10.73(19)
            the Company and Anheuser-Busch Companies, Inc.

  10.74     Letter Agreement Modification, dated January 11, 1994, by and between                Exhibit 10.74(19)
            the Company and ORIX USA Corporation.

  10.75     Amendment to Lease, dated May 12, 1994, by and between the Company                   Exhibit 10.75(19)
            and ORIX USA Corporation.

  10.76     Collateral and Security Agreement, dated as of May 10, 1994, by and                  Exhibit 10.76(19)
            between the Company and ORIX USA Corporation.

  10.77     Aircraft Collateral Funding Repayment Agreement, dated as of November                Exhibit 10.77(19)
            16, 1994, by and between the Company and Allstate Financial Corporation.

  10.78     Guaranty, dated December 6, 1994, of Louis J. Pearlman.                              Exhibit 10.78(19)

  10.79     Guaranty, dated December 6, 1994, of Trans-Continental Airlines, Inc.                Exhibit 10.79(19)

  10.80     Aircraft Lease Agreement, dated as of May 31, 1995, by and between                   Exhibit 10.80(19)
            Trans Continental Leasing, Inc., as Lessor and the Company, as Lessee.

  10.81     Full Warranty Bill of Sale, dated as of May 31, 1994, by the Company to              Exhibit 10.81(19)
            Trans Continental Leasing, Inc.

  10.82     Credit Agreement, dated November 30, 1995, by and between the Company                Exhibit 10.82(19)
            and Senstar Capital Corporation.

  10.83     Term Note, dated November 30, 1995, of the Company to Senstar Capital                Exhibit 10.83(19)
            Corporation.

  10.84     Aircraft Mortgage and Security Agreement, dated November 30, 1995, by                Exhibit 10.84(19)
            and between the Company and Senstar Capital Corporation.

  10.85     Assignment of Contract Rights, dated November 30, 1995, by and between               Exhibit 10.85(19)
            the Company and Senstar Capital Corporation.

  10.86     Agreement of Guaranty and Suretyship, dated November 30, 1995, by and                Exhibit 10.86(19)
            between Trans Continental Airlines and Senstar Capital Corporation.



                                  Exhibit Index
                                  --------------

 Exhibit                                                                                          Incorporated by
 Number                             Description                                                   Reference to
- -------                             -----------                                                   ---------------

  10.87     Release and Settlement Agreement, dated September 20, 1993, by and                   Exhibit 10.87(19)
            between the Company and Sequel Capital Corporation and Louis J.
            Pearlman.

  10.88     Promissory Note, dated October __, 1994, of Louis J. Pearlman to Airship             Exhibit 10.88(19)
            Airways, Inc.

  10.89     Promissory Note, dated October 26, 1994, of Louis J. Pearlman to Airship             Exhibit 10.89(19)
            Airways, Inc.

  10.90     Form of Share Subscription Agreement, dated August 11, 1994, between                 Exhibit 10.90(19)
            the Company and _______________.

  10.91     List of Purchasers in the 1994 Private Placement.                                    Exhibit 10.91(19)

  10.92     Secured Promissory Note, dated October 26, 1994, of Airship Airways, Inc. to         Exhibit 10.92(19)
            the Company.

  10.93     Option Agreement, dated as of August 11, 1994, between the Company and               Exhibit 10.93(19)
            Louis J. Pearlman.

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

  11.1      Statement re: Computation of Per Share Earnings.                                           *

  16.1      Letter of Wiss & Co. dated June 22, 1993                                             Exhibit 16.1(14)

  16.2      Letter of Grant Thornton dated July 7, 1997.                                         Exhibit 16(16)

  16.3      Letter of Grant Thornton dated July 22, 1997                                         Exhibit 16(17)

  21.1      List of Subsidiaries                                                                 Exhibit 21.1(19)

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

(11) The Company's Registration Statement on Form S-1, Registration No. 33-56382, as filed with the SEC on February 16, 1993.
(12) The Company's Registration Statement on Form 8-A, as filed with SEC on March 16, 1993.
(13) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(14) The Company's Report on Form 8-K dated July 9, 1993.
(15) The Company's Annual Report on Form 10-K for the fiscal year ended
     December 31, 1993.
(16) The Company's Report on Form 8-K, as filed with the SEC on July 11, 1997.
(17) The Company's Report on Form 8-K/A, as filed with the SEC on July 22, 1997.
(18) The Company's Proxy Statement, as filed with the SEC on March 20, 1995.
(19) The Company's Annnual Report on Form 10-K for the year ended December 31, 1994.

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

                                            AIRSHIP INTERNATIONAL LTD.

Dated:  September 8, 1997                   By:  /s/ Louis J. Pearlman
                                               -----------------------
                                            Louis J. Pearlman
                                            Chairman of the Board of
                                            Directors, President and
                                            Treasurer (Principal Executive
                                            and Financial Officer)

Dated: September 8, 1997                    By:  /s/ Alan A. Siegel
                                               --------------------
                                            Alan A. Siegel
                                            Secretary & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: September 8, 1997
                                            By: /s/ Marvin Palmquist
                                               ---------------------
                                            Marvin Palmquist
                                            Director

Dated: September 8, 1997                    By: /s/ James J. Ryan
                                               -------------------
                                            James J. Ryan
                                            Director

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


Board of Directors and Stockholders
Airship International Ltd.

I have audited the accompanying balance sheets of Airship International Ltd. as of December 31, 1995 and 1994 and the related statement of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The December 31, 1993 financial statements were audited by other auditors whose report, dated March 24, 1994 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airship International Ltd. at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note B to the financial statements, the Company has experienced significant operating losses, an accumulated deficit and negative working capital at December 31, 1995 and 1994. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, with the exception of the effects of applying Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets to be Disposed Of," as described in Note A.

                                            CHARLIE M. MEEKS, C.P.A., P.A.

Maitland, Florida
September 5, 1997

                           AIRSHIP INTERNATIONAL LTD.
                                 BALANCE SHEETS
                                  DECEMBER 31,


                                                     1995             1994
======================================================================================
                             ASSETS
Airships and Related Equipment:
    Airships                                            $  2,294,000      $  2,104,000
    Vehicles                                               1,566,000         1,609,000
    Parts and equipment                                    1,197,000         1,542,000
    Airship components                                     1,605,000         2,730,000
- ----------------------------------------------------------------------------------------
                                                           6,662,000         7,985,000
Less: Accumulated depreciation and
      amortization                                         1,958,000         1,492,000
- ----------------------------------------------------------------------------------------
                                                           4,704,000         6,493,000

Cash and cash equivalents                                     26,000           543,000
Prepaid insurance                                             81,000           626,000
Due from related parties                                     176,000         1,809,000
Deferred financing and offering costs,
  net of accumulated amortization                                  -           157,000
Other assets                                                  86,000           181,000
- ----------------------------------------------------------------------------------------
                                                        $  5,073,000      $  9,809,000
========================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
   Accounts payable - trade                             $  1,690,000      $  4,068,000
   Customer payment on future services                       553,000         1,367,000
   Insurance financing                                       104,000           291,000
   Accrued expenses and other liabilities                  2,838,000         1,886,000
   Obligations under capital leases                        3,348,000         3,258,000
   Loan payable                                            3,689,000         1,250,000
   Deferred gain on sale of airship                          854,000                 -
   Due to related parties                                  1,604,000           950,000
- ----------------------------------------------------------------------------------------
      Total liabilities                                   14,680,000        13,070,000
========================================================================================

CONTINGENCIES AND COMMITMENTS                                      -                 -

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.01 par value:
     Authorized - 10,000,000 shares, issued and
     outstanding - 2,797,000 shares in 1995
     and 2,875,000 in 1994                                    28,000            29,000
   Common stock, $.01 par value:
     Authorized - 80,000,000 shares, issued and
     outstanding - 40,490,000 shares in 1995
     and 31,356,000 in 1994                                  405,000           314,000
   Capital in excess of par value - Preferred Stock       14,443,000        14,442,000
   Capital in excess of par value - Common Stock          22,086,000        21,931,000
   Accumulated deficit                                   (46,569,000)      (39,977,000)
- ----------------------------------------------------------------------------------------
      Total stockholders' equity (deficit)                (9,607,000)       (3,261,000)
- ----------------------------------------------------------------------------------------
                                                        $  5,073,000      $  9,809,000
========================================================================================

        The accompanying notes are an integral part of these statements.
                           AIRSHIP INTERNATIONAL LTD.

                            STATEMENTS OF OPERATIONS
                         FOR THE YEAR ENDED DECEMBER 31,

                                                         1995               1994              1993
========================================================================================================
Airship Revenue                                     $  2,620,000      $   3,980,000      $  9,748,000
- --------------------------------------------------------------------------------------------------------
Costs and Expenses:
Operating costs                                        4,027,000         17,452,000         9,964,OOO
Selling, general and administrative expenses           1,893,000          2,408,000         3,449,000
- --------------------------------------------------------------------------------------------------------
                                                       5,920,000         19,860,000        13,413,000

Loss from operations                                  (3,300,000)       (15,880,000)       (3,665,000)
- --------------------------------------------------------------------------------------------------------

Other income (expense)
  Loss on sale of airship components
    to a stockholder                                    (548,000)          (659,000)               --
  Realized gain on sale leaseback                         26,000                 --                --
  Gain (loss) on insurance settlement                         --         (3,443,000)               --
  Interest expense                                    (1,103,000)          (805,000)         (913,000)
  Interest, royalties and other income                    58,000            206,000           391,000
  Costs relating to settlement of litigation                  --            (64,000)         (741,000)
  Loss on disposition of airship component                    --                 --          (478,000)
- --------------------------------------------------------------------------------------------------------
                                                      (1,567,000)        (4,765,000)       (1,741,000)
- --------------------------------------------------------------------------------------------------------

Net income (loss)                                    $(4,867,000)      $(20,645,000)      $(5,406,000)
- --------------------------------------------------------------------------------------------------------

Weighted average number of common
  shares and equivalents outstanding                                     30,161,000        27,073,000
========================================================================================================

Net income (loss) applicable to common stock:
  Net income (loss)                                  $(4,867,000)      $(20,645,000)      $(5,406,000)
  Less preferred stock dividend                       (1,725,000)        (1,681,000)       (1,166,000)
- --------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common stock         $(6,592,000)      $(22,326,OOO)      $(6,572,OOO)
========================================================================================================

Net income (loss) per share                             #DIV/O!        $      (0.74)      $     (0.24)
========================================================================================================

  SIGNIFICANT AMOUNTS APPLICABLE TO RELATED PARTIES

Operating costs - Insurance expense                  $    --           $     74,000       $ 1,319,000
Selling, general and administrative:
  Travel                                             $    --           $       --         $     6,000
Interest expense                                     $   101,000       $    105,000       $   149,000
Interest income                                      $    23,000       $    164,000       $   184,000


        The accompanying notes are an integral part of these statements.

                           AIRSHIP INTERNATIONAL LTD.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         FOR THE YEAR ENDED DECEMBER 31,

                                                                                          Capital in Excess
                                                                                            of Par Value
                                             Preferred Stock       Common Stock       ------------------------
                                         ------------------------------------------   Preferred      Common      Accumulated
                                           Shares    Par Value   Shares   Par Value     Stock         Stock        Deficit
=============================================================================================================================
Balance at December 31, 1992                     -   $     -   25,939,000  $259,000         $  -   $20,116,000  $(11,079,000)

Sale of common stock and warrants
  issued to private investors, less
  related expenses of $27,000                    -         -      318,000     3,000            -       209,000             -
  Sale of preferred stock to public
   less related expenses of $2,779,000   2,875,000    29,000            -         -   14,442,000             -   (11,079,000)
  Exercise of warrants into common
   stock                                         -         -      640,000     6,000            -       396,000             -
  Repurchase of warrants                         -         -            -         -            -      (222,000)            -
  Dividends paid on preferred stock:
   In cash                                       -         -            -         -            -             -      (518,000)
   In common stock                               -         -    1,049,000    11,000            -       637,000      (648,000)
  Loss                                           -         -            -         -            -             -    (5,406,000)
- -----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993             2,875,000    29,000   27,946,000   279,000   14,442,000    21,136,000   (17,651,000)

 Issuance of common stock from private
   placement, less expenses of S7,000            -         -    1,344,000    14,000            -       169,000             -
 Dividends paid on preferred stock:
   In cash                                       -         -            -         -            -             -      (172,000)
   In common stock                               -         -    2,066,000    21,000            -       626,000      (647,000)


        The accompanying notes are an integral part of these statements.

                           AIRSHIP INTERNATIONAL LTD.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         FOR THE YEAR ENDED DECEMBER 31,

                                                                                          Capital in Excess
                                                                                            of Par Value
                                             Preferred Stock       Common Stock       ------------------------
                                         ------------------------------------------   Preferred      Common      Accumulated
                                           Shares    Par Value   Shares   Par Value     Stock         Stock        Deficit
=============================================================================================================================
Accrued common stock dividend                     -         -           -         -            -             -      (862,000)
Loss                                              -         -           -         -            -             -   (20,645,000)
- -----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994              2,875,000   $29,000  31,356,000  $314,000  $14,442,000   $21,931,000  $(39,977,000)

 Conversion of preferred stock into
   common stock                             (78,000)   (1,000)    467,000     5,000        1,000        (5,000)            -
 Exercise of stock options as compensation        -         -   5,000,000    50,000            -        50,000             -
 Issuance of common stock to Trans
   Continental for loan guarantee                 -         -   3,667,000    36,000            -       110,000             -
 Dividends paid on preferred stock:
   Accrued common stock dividend                  -         -           -         -            -             -    (1,725,000)
 Loss                                             -         -           -         -            -             -    (4,867,000)
- -----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995              2,797,000   $28,000  40,490,000  $405,000  $14,443,000   $22,086,000  $(46,569,000)
=============================================================================================================================


        The accompanying notes are an integral part of these statements.

                           AIRSHIP INTERNATIONAL LTD.
                            STATEMENTS OF CASH FLOWS
                         FOR THE YEAR ENDED DECEMBER 31,


Increase (decrease) in cash and cash equivalents

                                                                    1995             1994           1993
=============================================================================================================
 Cash flows from operating activities
   Net income (loss)                                            $(4,867,000)    $(20,645,000)    $(5,406,000)
   Adjustments to reconcile net income (loss)
    to net cash flows used in operating activities:
     Issuance of common stock through exercise
      of options                                                    100,000                -               -
     Issuance of common stock in exchange for
      Trans Continental debt guarantee                              146,000                -               -
     Depreciation and amortization                                  661,000        2,389,000       1,223,000
     Realized gain on sale leaseback                                (26,000)               -               -
     Loss from impairment of long-lived assets                    1,462,000        9,634,OOO               -
     Gain (loss) on dispositon of airship
     components and related assets                                  704,000          153,000               -
     Loss on insurance settlement                                         -        1,467,000               -
     Loss on abandonment of Blimp USA                                     -          479,000               -
     Other - net                                                          -                -         232,OOO
     Loss on disposition of airship component                             -                -         478,000
     Changes in operating assets and liabilities:
       Prepaid insurance                                            545,O00          807,OOO        (253,OOO)
       Other assets                                                  95,000          262,000        (136,000)
       Accounts payable - trade                                  (2,378,000)       3,153,000         464,OOO
       Customer payments on future services                        (813,000)       1,117,000         (57,000)
       Insurance financing                                         (187,000)      (1,213,000)        433,000
       Accrued expense to principal stockholder                           -                -         139,000
       Accrued expenses and other liabilities                      (329,000)         253,000         (73,000)
- -------------------------------------------------------------------------------------------------------------
        Net cash flows used in operating
         activities                                            (4,887,000)      (2,144,000)     (2,956,000)
- -------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:
    Proceeds from sale of airship components                       20,000           55,000       2,228,000
    Acquisition ofairships and related equipment                  (21,000)        (317,000)     (6,716,000)
    Net change in due from Trans Continental                   1,632,000          717,000      (1,940,000)
    Net cash flows provided by (used in)
- -------------------------------------------------------------------------------------------------------------
        Net cash flows provided by (used in)
         investing activities                                   1,631,000          455,000      (6,428,OOO)
- -------------------------------------------------------------------------------------------------------------



        The accompanying notes are an integral part of these statements.

                           AIRSHIP INTERNATIONAL LTD.
                            STATEMENTS OF CASH FLOWS
                         FOR THE YEAR ENDED DECEMBER 31,


Increase (decrease) in cash and cash equivalents

                                                                    1995             1994           1993
=============================================================================================================

Cash flows from financing activities:

   Proceeds from issuance of loans payable                       3,500,000       1,432,000         420,000
   Principal payments on capital leases and loans               (1,415,000)       (479,000)     (4,728,000)
   Principal payments to related party                                   -         104,000      (1,150,000)
   Net proceeds from issuance of common stock                            -               -         614,000
   Net proceeds from private placement of debt                           -         183,000
   Net proceeds from issuance of preferred stock                         -               -      14,662,000
   Payment of dividends                                                  -        (173,000)       (518,000)
   Repurchase of warrants                                                -                        (222,OOO)
   Proceeds from loans from stockholder                            654,000               -               -
- -------------------------------------------------------------------------------------------------------------
      Net cash flows from financing activities                   2,739,000       1,067,000       9,078,000
- -------------------------------------------------------------------------------------------------------------

Net changes in cash and equivalents                               (517,000)       (622,000)       (306,000)
Cash and equivalents, beginning of year                            543,000       1,165,000       1,471,000
- -------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of year                              $    26,000     $   543,000     $ 1,165,000
=============================================================================================================





        The accompanying notes are an integral part of these statements.

                           Airship International Ltd.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

NOTE A -- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business -- The Company operates lighter-than-air airships used to advertise and promote the products and services of the Company's clients. At December 31, 1995, the Company had no airships in operation.

Cash and Equivalents -- The Company considers unrestricted short-term, highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition -- Airship revenues are being recognized during the period in which services are provided. Whenever significant flight time is owed to a customer, the incremental cost of providing services is accrued. No amounts are accrued at December 31, 1995 or 1994.

Flight Crew Training Costs -- Significant flight crew training costs for new blimps are amortized over twelve months from the date related revenues commence.

Airships and Related Equipment -- Property and Equipment are stated at cost. Depreciation is provided by the straight line method over the estimated useful lives of the assets - 10 to 20 years (airships), 4 to 8 years (vehicles), 3 to 5 years (parts and equipment) and 2 to 3 years (improvements). Airship components are not depreciated until placed in service.

Construction in Progress -- The Company has abandoned its plans to build a manufacturing complex and aviation hangar to be called Blimp Port USA'tm' which will be located at a site near its Orlando, Florida base of operations. The Company intended to use this facility to manufacture, assemble and maintain airships for commercial and governmental use and provide offices for technical and executive personnel. The Company has acquired a Federal Aviation Administration (FAA) license necessary for the assembly and maintenance of airships. Capitalized costs, including interest, relating to the facilities amounted to $479,000 were written off during the year ended December 31, 1994. Such costs included incremental costs directly identifiable with the facility, such as land lease rental, property taxes, insurance and other costs directly associated with the acquisition, development and construction of the project. To date costs capitalized represent consulting, architectural and design fees.

Deferred Financing and Offering Costs -- Costs incurred to obtain debt financing are capitalized and amortized over the terms of the related loans. Such costs include incremental payments to consultants, lenders and other out of pocket expenses, as well as the fair value of options and warrants issued to persons other than lenders. The fair value of options and warrants issued to lenders are reported as debt discount and amortized over the term of the related loan. In determining the fair value of warrants issued, substantial discounts have been provided for the effects of restrictions on sale, the volume of shares involved and other factors.

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

                           Airship International Ltd.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

Income Taxes -- The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes", which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect when these differences are expected to reverse. Valuation allowances are established when appropriate, to reduce deferred tax assets to the amount expected to be realized.

Impairment of Long-Lived Assets -- In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard in the fourth quarter of the fiscal year ended December 31, 1994 resulted in an adjustment of $9,634,000 or $0.32 per share to the Company's financial statements. The Company obtained an independent appraisal on its airship components in August 1997, which reflects a range of values from $2,174,000 (on a liquidation sale value) to $5,096,000 (on a market value basis). Based on the fact that the Company had two airships in operation at December 31, 1994, the Company adjusted the carrying value to $3,635,000 or the midpoint of the above range. At December 31, 1995, the Company decided to write down the balance of the airship components to liquidation sale value, which resulted in an additional adjustment of $1,462,000 or $_____ per share. The Company reviews all of its long-lived assets for impairment in accordance with SFAS 121. Prior to the adoption of SFAS 121, all long-lived assets, were reviewed for impairment by comparing the carrying value of such assets to future expected net cash flows.

Change in Accounting Estimate -- Effective April 1, 1994, the Company revised its estimate of useful lives of airships and airship components. Previously, airship envelopes and Nightsigns'tm' on operating airships were depreciated over 20 years. The Company has changed the useful lives to 4 1/2 on airship envelopes years and 10 years for Nightsigns'tm' resulting in an additional charge to income of $774,000 or $.03 per share.

Net Income (Loss) Per Share -- Net income (loss) per share is based on the weighted average number of shares outstanding during the periods. When losses have been incurred, warrants and options are not included since the effect would dilute loss per share, however, preferred stock dividends are included in the loss per share calculation. When net income is reported, warrants and options are included using the treasury stock method, provided exercise prices are less than the average market price; warrants convertible into common stock are included when such inclusion results in further dilution.

Recently Issued Pronouncements -- In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages, but does not require, companies to measure stock-based compensation cost using a fair-value method, rather than the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 ("APB Opinion 25"). The Company will adopt the disclosure requirements of SFAS 123 in 1995 and will

                           Airship International Ltd.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Continued

elect to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by APB Opinion 25.

Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's Common Stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation costs, if any, will be charged to operations over the vesting period.

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

NOTE B - SIGNIFICANT UNCERTAINTIES AND MANAGEMENT'S PLANS TO OVERCOME OPERATING DIFFICULTIES AND MEET CASH REQUIREMENTS

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $46,569,000 at December 31, 1995. During the year ended December 31, 1995, the Company generated revenues from airship operations; however, it reported a net loss of $4,687,000 and has negative working capital of $7,538,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                           Airship International Ltd.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

NOTE B - SIGNIFICANT UNCERTAINTIES AND MANAGEMENT'S PLANS TO OVERCOME OPERATING DIFFICULTIES AND MEET CASH REQUIREMENTS - Continued

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

NOTE C - TRANSACTIONS WITH STOCKHOLDERS, RELATED PARTIES AND OTHERS

Due from Affiliate -- At December 31, 1995 and 1994, the Company made advances of $1,809,000 to Trans Continental Airlines, Inc. ("Trans Continental"), an affiliated aircraft leasing company and stockholder of the Company. Louis J. Pearlman ("Mr. Pearlman") owns 21% of Trans Continental and is the Company's Chairman of the Board, President and Principal Stockholder. Trans Continental pledged a $2,500,000 money market account as collateral for this advance. The deposit was returned to the Company during 1995. Interest earned on this deposit amounted to $23,467, $164,000 and $107,000 for years ended December 31, 1995, 1994 and 1993, respectively.

Personal Guarantees -- Mr. Pearlman and Trans Continental have guaranteed all capital leases and loans of the Company (see Note E).

Loans from Principal Stockholder -- In May 1992, all amounts due to Mr. Pearlman, consisting of 10% notes payable, accrued salaries, bonuses and interest were consolidated into one single loan of $1,845,000. The loan was payable in equal quarterly installments of $135,000 per year including interest at 8 1/2% per annum, and commenced in July 1992. This payment schedule continued until a loan payable to a bank for the SeaWorld airship was paid (with the preferred stock proceeds - see Note H), at which time the loan became payable at the discretion of the Company. All unpaid principal and interest is due in May 1997 and has been deferred by Mr. Pearlman for an indefinite period of time. Interest on the loan payable was $85,000, $105,000, and $144,000 for the years ended 1995, 1994, and 1993, respectively.

On June 30, 1993, the Company made a $789,000 loan (the "Loan") to an individual who had previously facilitated financing for the Company. Mr. Pearlman has guaranteed repayment of the Loan. The Loan is being repaid by Mr. Pearlman in equal monthly installments of $6,209 per month, including interest at the rate of 8.75%. The remaining unpaid principal balance of the Loan was due on June 30, 1995. It has been agreed that the Company's obligation to repay principal and interest on the loan to Mr. Pearlman shall be reduced to reflect the outstanding balance on this Loan for so long as it shall remain outstanding. Amounts due to Mr. Pearlman at December 31, 1995 and 1994 totaled $1,040,000 and $950,000, respectively, net of unamortized discount.

During 1995, Trans Continental advanced the Company funds that were used for operations in the amount of $549,000. The balance owed to Trans Continental is accruing interest at the rate of 10% per annum and is due on demand.

                           Airship International Ltd.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

NOTE C - TRANSACTIONS WITH STOCKHOLDERS, RELATED PARTIES and OTHERS - Continued

Transactions with Stockholder and His Affiliate -- Mr. Julian Benscher ("Mr. Benscher") beneficially owned 4.0% of the common stock of the Company at December 31, 1994. Mr. Benscher is also a stockholder and director of J&B Enterprises Limited (UK) Corp. ("J&B"). The Company and Mr. Benscher have been involved in certain transactions as follows:

Sale of Airship Components -- In December 1992, the Company entered into two agreements with J&B to sell for $2,790,000 ($2,721,000 net of imputed interest) an unassembled airship and its related components which had a cost basis to the Company of $355,000. The Company received a $500,000 initial payment in December 1992. The balance of the purchase price was paid in February and November 1993 and bore interest at the LIBOR rate. The unpaid balance of the purchase price was collateralized by the respective airship components and such other security as the parties were to mutually agree to be reasonable and guaranteed by Mr. Benscher. This transaction involves the sale of unassembled airship components acquired in the 1990 asset acquisition from Airship UK.

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

Rental Arrangement and Travel Agency Service -- Trans Continental serves as the Company's travel agent for substantially all of its travel arrangements and the Company is its principal customer. In the opinion of management, the terms and prices received from the corporation are similar to those available from other travel agencies. The Company paid the agency $6,000 for travel expenses in 1993. During 1995, 1994 and 1993, the Company utilized the travel agency services for reservations, while primarily paying certain costs directly to the provider.

Hull and Liability Insurance -- The Company purchases hull and liability insurance with respect to the Company's airships through Alexander and Howden, Inc., an international insurance brokerage firm of which James J. Ryan is the Senior Vice President of its Aviation Aerospace Division. Mr. Ryan is also a director of the Company and, in 1990, was granted a five-year warrant to purchase 67,000 shares of common stock at $2.20 per share. Insurance expense for Alexander and Howden was $________, $72,000, and $1,319,000 in 1995, 1994, and
1993, respectively.

Warrants -- Reference should be made to Note H for warrants issued in connection with certain of the above transactions.

                           Airship International Ltd.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

NOTE C - TRANSACTIONS WITH STOCKHOLDERS, RELATED PARTIES and OTHERS - Continued

Corporate Offices -- The Company provides office space to affiliates free of charge. The Company is reimbursed by the affiliates for telephone charges.

Loan Receivable -- During 1993 the Company made an unsecured loan of $75,000 to a company controlled by and guaranteed by the former president of Slingsby. This loan bears interest at 10%, payable quarterly. Principal payments of $37,500 were paid during 1995.

NOTE D - INCOME TAXES

At December 31, 1995, the Company had net operating loss carryforwards for income taxes of approximately $35,117,000 available as offsets against future taxable income. During 1991, the Company experienced changes in the Company's ownership as defined in Section 382 of the Internal Revenue Code ("IRC"). The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes. Operating losses incurred after the ownership change are not limited. As a result, only approximately $20,436,000 of the operating losses which occurred after the ownership change are not limited. The operating losses incurred prior to the ownership change are limited to a certain dollar amount each year. The net operating loss carryforwards expire during the years 2000 to 2012. The company also has unused investment tax credits of $140,000 which expire principally in the year 2000.

                              Airship International Ltd.
                            NOTES TO FINANCIAL STATEMENTS
                           December 31, 1995, 1994 and 1993

   NOTE D-INCOME TAXES-Continued

   The tax effect of temporary differences that give rise to significant positions of the deferred tax assets and deferred tax liabilities, consist of the following at December 31:



                                                     1995            1994
- --------------------------------------------------------------------------------
 Deferred tax assess:
       Net operating loss                     $ 10,595,000        $ 14,576,000
       Accrued expenses                            323,000             291,000
- --------------------------------------------------------------------------------
                                                10,918,000          14,867,000
     Less: Valuation allowance                   8,491,000          11,990,000
- --------------------------------------------------------------------------------
                                                 2,427,000           2,877,000
 Deferred tax liabilities:
       Airships and related equipment           (2,427,000)         (2,877,000)
- --------------------------------------------------------------------------------
                                                (2,427,000)         (2,877,000)
- --------------------------------------------------------------------------------
 Net deferred tax asset                       $     --            $      --
- --------------------------------------------------------------------------------


The net change in the valuation allowance was approximately $450,000 relating to net operating losses from 1995.

NOTE E - CAPITAL LEASES AND LOANS PAYABLE

Capital leases payable consist of the following:

                                                                        1995                1994
- ------------------------------------------------------------------------------------------------------
  Capital lease of MetLife airship, payable monthly through November
  1995 with an option to renew through November 1998, less amounts
  ($640,000 and $670,000) representing interest with an annual interest rate of 16%. The lease was renegotiated
  in January 1994 and June 1995.                                      $ 3,348,000         $ 2,904,000
- ------------------------------------------------------------------------------------------------------

                                                                      $ 3,348,000         $ 2,904,000
- ------------------------------------------------------------------------------------------------------

                           Airship International Ltd.
                          NOTES TO FINANCIAL STATEMENTS
                         December 31, 1995, 1994 and 1993

 NOTE E - CAPITAL LEASES AND LOANS PAYABLE - Continued

 The following is a schedule by year of future minimum lease payments pursuant to the capital leases together with the present value of the net minimum lease payments as of December 31, 1995:

       1996                                                $   400,000
       1997                                                    860,000
       1998                                                    960,000
       1999                                                    960,000
       2000                                                    960,000
 Thereafter                                                     28,000
                                                          ------------
 Total minimum lease payments                                4,168,000
 Less amount representing interest                             820,000
                                                          ------------
 Present value of net minimum lease payments               $ 3,348,000
                                                          ============

 Capital Leases - In October 1989, the Company purchased a new Skyship 600 Series airship (the "MetLife airship") from Airship UK. The MetLife airship and related equipment were financed primarily by net proceeds of $6,200,000 from a capital lease obtained through ORIX Commercial Credit Corp. ("ORIX"). The capital lease initially required monthly payments of $135,000 through November 1992. In December 1992, the lease was renewed for an additional three-year term at monthly payments of $121,000. At the end of the additional three year term the Company had the option to purchase this airship for $1,000,000 or renew the lease for another three year term at monthly payments of $35,000. At the completion of the third lease term, title is to be transferred to the Company upon payment of $1. On January 11, 1994 the Company renegotiated the lease to reduce the $121,000 payments. Even after the payment modifications the Company was unable to make the payments and went into default. Effective June 2, 1995, the lease was renegotiated calling for payments of principle only of $20,000 for twelve months. At the end of the initial twelve-month period, the Company will begin to make principle and interest payments at the rate of prime plus 1% of $40,000 for the next six months, followed by payments of $60,000 for an next six months and finally payments equaling the higher of $80,000 or 50% of the annual cash flows for the fiscal year immediately prior to the commencement of each applicable twelve-month period for the remaining term of the lease until the lease is fully amortized or a larger payment is made based upon the annual cash flow of the year. Based upon the revised payment schedule, the payments are not sufficient to cover the interest expense. Thus negative amortization results in 1994 and 1995 and the ending principal balance is increased.

 The airship and related equipment financed by the capital leases had a cost of $6,687,000 and accumulated depreciation of $1,077,000 at December 31, 1993. During 1994 the leased airship was damaged and taken out of service. A cost of $2,699,000 and accumulated depreciation of $1,232,000 were written off due to the damage. The remaining cost basis of approximately $3,500,000 was transferred to spare parts and air ship components. The resulting net book value was later analyzed as part of the SEAS 121 writedown as described in Note A.

                           Airship International Ltd.
                          NOTES TO FINANCIAL STATEMENTS
                         December 31, 1995, 1994 and 1993

 NOTE E - CAPITAL LEASES AND LOANS PAYABLE - Continued

 Loan Payable to Senstar (Allstate) - The Company entered into an accounts receivable factoring security agreement on September 19, 1994 which was modified on November 16, 1994 and November 23, 1994. The maximum borrowing amount under the November 23rd agreement was $1,500,000. The loan balance was to be reduced by $75,000 per month beginning December 1, 1994. A fee of 0.125% per month is payable each month on the higher of funds outstanding or $1,500,000. The loan was used to pay off certain liabilities and provide a source of working capital. The balance due to Allstate as of December 31, 1994 amounted to $1,250,000. The loan was secured by accounts receivable, inventory, certain airships and equipment.

 On June 22, 1995, the Allstate loan was repaid when Trans Continental Leasing, Inc. ("TLI"), a wholl-yowned subsidiary of Trans Continental, entered into a sale-leaseback agreement with the Company. Pursuant to which, the Bud One Airship was sold by the Company to TLI for the purchase price of $2,060,000, which in turn was leased back to the Company.


 On November 30, 1995, the Company entered into an arrangement with Senstar Capital Corporation ("Senstar") pursuant to which the sale-leaseback arrangement with TLI was reversed. The Company borrowed a total of $3,500,000 from Senstar, part of which has been used to repay the loan from Phoenixcor, Inc., the lender for TLI's transaction. The loan from Senstar is repayable over 5 years in sixty monthly payments of approximately $63,000 each, with a balance due at the end of the five year term of approximately $700,000, and secured by a lien on the Airship and is guaranteed by Trans Continental. The balance due under this loan amounted to $3,463,000 at December 31, 1995.


 Other Long-Term Debt - The Company has other long-term debt in the amount of $215,000 maturing through December 31, 2001 at various annual interest rates.

Current maturities of long-term are as follows:
 1996                                                     $ 601,000
 1997                                                       552,000
 1998                                                       572,000
 1999                                                       609,000
 2000                                                       663,000
 Thereafter                                                 679,000
                                                          ---------
 Total minimum lease payments                             3,676,000
- -------------------------------------------------------------------
 Warrants - Reference should be made to Note H for warrants issued in connection with certain of these transactions.

                                        Airship International Ltd.
                                       NOTES TO FINANCIAL STATEMENTS
                                     December 31, 1995, 1994 and 1993

 NOTE F - LEGAL PROCEEDINGS

 Capital Funding Ltd. - In February 1992, Capital Funding Group Ltd. ("CFG") commenced an action against the Company and others seeking in excess of $1,000,000 in damages based on the alleged failure by the Company to provide adequate collateral and security in connection with certain alleged financial agreements with CFG. The Company retained CFG in July 1991, paid a commitment fee (which was written off in 1991) and received a commitment from CFG which then failed to provide the funding. The Company and the other defendants answered the complaint in February 1992 by denying all of the substantive allegations and asserting several affirmative defenses. In addition, the Company asserted certain counterclaims against CFG and its two principals for breach of a commitment letter pursuant to which CFG was to arrange for a $9 million loan to the Company, breach of a compromise agreement accepted by CFG in January 1992, pursuant to which CFG was to provide funding to the Company in the amount of $7 million, breach of an escrow agreement, pursuant to which CFG was to return $200,000 ofthe commitment fee paid by the Company and various other counterclaims. In March 1993, the Company was awarded a default judgment of $8,000,000 against CFG. No balances have been returned to the Company as of December 31, 1995.

 Watermark Group PLC and Von Tech Corporation - In January 1993, a second amended complaint to a lawsuit, which was initially commenced in March 1991 and subsequently dismissed twice without prejudice, was filed against the Company and Mr. Pearlman by Watermark Group PLC and Von Tech Corporation, a general partners of Company communications (collectively the "W/VT Plaintiffs") alleging breach of an alleged joint venture agreement involving Company Communications and Airship Enterprises Ltd. (a company that was owned by Mr. Pearlman and that was not in any way owned or controlled by the Company); breach of an alleged agreement by the Company regarding the lease and operation of a particular airship; and breach of an alleged oral commission agreement by the Company relating to the Company's acquisition of two airships it presently owns. The W/VT Plaintiffs seek various legal and equitable remedies, including monetary damages against the Company and Mr. Pearlman in excess of $80O,000 together with a claim for some portion of the advertising revenue the Company has received, and will continue to receive, from the operation of some of its airships. In March 1993, the second amended complaint filed against the Company and Mr. Pearlman by W/VT Plaintiffs was dismissed without prejudice. Since the Company denies any involvement with any of the transactions set forth in the second amended complaint, the Company believes that its liability, if any, on the claims made by the W/VT Plaintiffs will not be material. This case was settled on October 3, 1995 for $40,000.

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

 Tenerten and Drake. Inc. - On September 15, 1994, Tenerten and Drake, Inc. ("TDI") filed a complaint against the Company. The complaint alleges that the Company failed to pay certain sums of money due to

                           Airship International Ltd.

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

 NOTE F - LEGAL PROCEEDINGS - Continued

 TDI under an agreement to perform advertising and related services for the Company. The Company filed its answer and raised its affirmative defenses to said complaint alleging that the services allegedly performed by TDI were defective in numerous respects. A final judgment was entered against the Company on July 20, 1995 in the amount of $24,000, which has been placed in escrow pending appeal.

 Westinghouse Airships. Inc. - On September 14, 1994, Westinghouse Airships, Inc. ("WAI") filed a complaint against the Company alleging that the Company and Mr. Pearlman breached an agreement to purchase two gondolas from WAI. Specifically, the complaint alleges that WAI delivered both gondolas at issue and that the Company failed to make certain installments to WAI under the agreement. The complaint also alleges that the Company breached a sub-lease to occupy certain hangar space located in North Carolina. On June 19, 1995, the Company and WAI agreed to settle the case for $32,000.

 Other Proceedings - The Company is a defendant in a number of other legal proceedings, which occurred in the normal the course of business. Those cases in which the ultimate settlement is known or estimable have been accrued in the financial statements. It is not possible at this time to predict the outcome of the unsettled legal actions; however, in the opinion of management and informal advice of counsel, the disposition of these other lawsuits will not have a material effect on the financial statements.

 NOTE G - COMMITMENTS AND CONTINGENCIES

 Possible Future Tax Claims - Because blimp advertising services differ from many other forms of advertising, state and local tax authorities may assert claims based on interpretations of law which differ from interpretations by management. In the opinion of management, its positions are consistent with similar entities.

 Employment Agreements - In 1993 the Company and Mr. Pearlman entered into an employment agreement which was amended to continue to December 199 . The agreement provides for an annual salary to Mr. Pearlman of $200,000 for the first year of the agreement and for annual increases thereafter in an amount equal to the greater of 5% of his previous year's salary or the increase, if any, in the Consumer Price Index for All Urban Consumers, Central Florida. The agreement also provides for an annual bonus payable to Mr. Pearlman in an amount equal to 4% profits for such fiscal year. Pursuant to this agreement, Mr. Pearlman's annual compensation, including salary and bonus is limited to $340,000 per year. Accrued and unpaid salaries through December 31, 1995 are $391,000 and are included in amounts due to related party.

 On March 1, 1994 the Company agreed to reimburse Mr. Pearlman $4,000 per month in expenses, effective January 1, 1993, due to Mr. Pearlman's out-of-pocket expenses for the Company's business.

 The Company entered into employment agreements as of January 1, 1993 with each of two officers and another employee. Each agreement expires on January 1, 1998 and provides for annual salaries of $75,000 for the first year ofthe agreement and annual increases thereafter in an amount equal to the greater of 5% of his previous years salary or the increase, if any, in the Consumer Price Index for All Urban Consumers, Central Florida. Each agreement also provides for an annual bonus payable in an amount equal to 1 1/2% of the Company's net aftertax profits for such fiscal year plus an additional amount determined at the discretion ofthe Board of Directors.

                           Airship International Ltd.

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

 NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

 Operating Leases - The Company has various operating leases which will expire at various dates through May 1996 with unrelated parties for its executive offices, warehouse space, maintenance facility, and the Gulf airship discussed in Note I.

 Future minimum payments under these operating leases at December 31, 1995 are as follows:

                 1996                 $ 95,000
                 1997                   27,000
                 1998                    4,000
                 1999                    1,000
                                     ---------
                                     $ 126,000
                                     =========

 Rent expense amounted to approximately $(18,000), $819,000 and $577,000 for the years ended 1995, 1994 and 1993, respectively.

NOTE H - STOCKHOLDERS' EQUITY

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

 In connection with the offering, the Company issued to the two representatives of the several underwriters, warrants to purchase an additional 10% of the Preferred Stock sold in the Offering. The Preferred Stock warrants are exercisable for four years commencing February 1994 at an exercise price equal to 165% of the initial offering price ofthe Preferred Stock, subject to certain anti-dilution provisions.

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

                           Airship International, Ltd.

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

 NOTE H - STOCKHOLDERS' EQUITY - Continued

 Warrants and Options - Outstanding warrants and options at December 31, 1995, all of which are currently exercisable, after giving effect to adjustments through such date for anti-dilution provisions and exercisable price reductions are as follows:


                                                           Exercise
                                            Shares           Price           Expiration
                                           Issuable        Per Share            Date
- ---------------------------------------------------------------------------------------------------
 Warrants:

  Issued in connection with public
    offering in 1991:
     Underwriter's Warrants                567,000          $0.96           February 1996
     Officer and others in 1989 and        215,000      $0.94 to $1.28      February 1990
     1991                                                                   to October
                                                                            2001

 Issued in Company President in
 1994 connection with cancellation
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




 Options under the Plan are summarized as follows:



                                                      Year Ended December 31,
                                              -----------------------------------------
                                                1995          1994           1993
 Options outstanding at beginning of year         -         265,000         265,000
 Options granted                                  -            -               -
 Options exercised                                -            -               -
 Options cancelled                                -         265,000            -
- ---------------------------------------------------------------------------------------
 Options outstanding at end of year               -               -         265 000
- ---------------------------------------------------------------------------------------
 Option price per share                           -       $.94 - $1.28    $.94 - $1.28
 Options exercisable:
   Number of shares                               -               -          265,000
- ---------------------------------------------------------------------------------------

                           Airship International, Ltd.

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

 NOTE H - STOCKHOLDERS' EQUITY - Continued

 Since inception, 24,000 options granted under the Plan have been exercised (none in 1995, 1994 or 1993). The Plan terminated on October 31, 1994.

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

                           Airship International, Ltd.

                          NOTES TO FINANCIAL STATEMENTS
                         December 31, 1995, 1994 and 1993

 NOTE I - AIRSHIP REVENUES, MAJOR CUSTOMERS AND CREDIT CONCENTRATION--
 Continued

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

 The Company is also entitled to receive royalties from Anheuser-Busch on monthly sales of merchandise shaped like or containing an image of the airship and bearing Anheuser-Busch's trademarks during the term of the Sea World Contract and for two years thereafter. The amount of royalties recognized as revenue amounted to $7,000 for the years ended December 31, 1993.

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

 Anheuser-Busch/Bud One - In March 1992, the Company entered into an agreement similar to the above with Anheuser-Busch for the use of the Bud One airship. Pursuant to this agreement, the Company agreed to convert the Bud One airship (then being used as a passenger airship) into an airship operated to promote the goods and products of Anheuser-Busch. The agreement provides for an initial term of six months with renewals for additional terms totaling three years. Anheuser-Busch may terminate the agreement during the first or at the end of the second annual period by giving proper notice to the Company
 (see Note L). The Company had operated this airship to advertise and promote the Sea World theme park from September l991 to March 1992 under a prior agreement with Anheuser-Busch which enabled the Company to operate sightseeing tours for passengers on a fee basis at Kissimmee Airport.

 Pursuant to an amendment dated March 4, 1994, monthly fees under the Bud One agreement were reduced by 50% effective February 1994 through July 1994 and the term of the contract ended in August 1994. The Bud One contract was amended in July 1994 and provided for operations at the full price from August 1994 through December 1996. However, during December 1995, it was determined that the envelope was in need of replacement. Therefore, the Company removed the airship from service.

                           Airship International Ltd.

                          NOTES TO FINANCIAL STATEMENTS
                         December 31, 1995, 1994 and 1993


 NOTE I - AIRSHIP REVENUES, MAJOR CUSTOMERS AND CREDIT CONCENTRATION -Continued

 Catamount Petroleum CorPoration/Gulf Oil - In May 1993, the Company entered into an agreement with Catamount Petroleum Corporation for the use of the Gulf airship. The initial term of the agreement is for three years. Notwithstanding this term, the agreement may be terminated by either party upon proper written notice. During 1993, the airship was in operation from July through October upon which, at the request of Catamount, the agreement was suspended through April 1994 when the airship resumed operations through October 1994.

 The Company is responsible for all costs associated with the operation of the Gulf airship, including repairs, maintenance, insurance and taxes.

 Mastellone Hno's S.A. - On December 15, 1994, the Company and its wholly-owned subsidiary Airship Operations, Inc. consummated an Aircraft Lease Agreement (the "Argentina Lease Agreement") and an Airship Operations Agreement (the "Argentina Operations Agreement"), respectively, with Mastellone Hnos, S. A. ("Mastellone") for the promotion of the products of Mastellone (the "Argentina Airship"). The Company received a deposit from Mastellone in the amount of $500,000. The operations for the Argentina Airship were never commenced.

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

 Concurrently with the execution and delivery of the Purchase and Assumption Agreement, the Company sold to Aviation all of the issued and outstanding shares of the capital stock of Airship Operations, Inc. Mr. Benscher, who holds indirectly through designees approximately 4% of the Company's common stock, is a principal stockholder of Aviation. See Note C - Transactions With Stockholders, Related Parties And Others.

                           Airship International Ltd.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993

 NOTE J - EMPLOYEE SAVINGS PLAN

 The Company has an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit of 15% of the employees salary. The Company matches 25% of each employees contributions for 1993 and 5% for 1995 and 1994, depending on length of service, up to a maximum of 6% of the employee's earnings. The Company's matching contributions to the Savings Plan was $1,948, $11,000 and $25,000 for 1995 and 1994 and 1993, respectively.



 NOTE K - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                          1995              1994         1993
 Cash paid during the year for:
 Interest                                             $ 1,018,000       $ 392,000     $ 832,000


 Supplemental non-cash activity:
 Accrued common stock dividend                        $ 1,725,000       $ 862,000    $       -




 NOTE L - SUBSEQUENT EVENTS On December 24, 1996, Transcontinental Leasing, Inc. obtained a loan with Norwest Equipment Finance, Inc. in the amount of $4,709,000. The proceeds of this refinancing were used to repay the Company's debt to Senstar and to provide working capital to the Company. This financing did not close until January 1997.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOLINTANTS
                                  ON SCHEDULES

 Board of Directors and Stockholders
 Airship International Ltd.

 In connection with our audit of the financial statements of Airship International Ltd. referred to in our report dated August 22, 1997 (that contains an explanatory paragraph pertaining to a going concern and other uncertainties), which is included in the Annual Report on SEC Form 10-K for the year ended December 31, 1995 and 1994, we have also audited Schedules II, IV, V, VI, and IX for the year ended December 31, 1995 and 1994. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.




                                                   CHARLIE M. MEEKS, C.P.A, P.A.

 Maitland, Florida
 September 5, 1997

                                  AIRSHIP INTERNATIONAL LTD.

                                          SCHEDULE II

                            AMOUNTS RECEIVABLE FROM RELATED PARTIES

                                   BALANCE                                      BALANCE
                                 AT BEGINNING                                  AT END OF
NAME OF RELATED PARTY               OF YEAR        ADDITIONS    DEDUCTIONS       PERIOD
- -------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
Trans Continental Airlines, Inc.... $1,809,000       $  176,000   $1,809,000    $  176,000
- -------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994:
Trans Continental Airlines, Inc.... $2,526,000       $  742,500   $1,459,500    $1,809,000
Airship Airways, Inc............... $  --            $   82,500   $    --       $   82,500
- -------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:
Trans Continental Airlines, Inc.... $  586,000       $1,940,000   $    --       $2,526,000
- -------------------------------------------------------------------------------------------

* Includes $164,000 and $107,000 of interest income earned on advances for the years ended December 31, 1994 and 1993, respectively.

                                     AIRSHIP INTERNATIONAL LTD.
                                            SCHEDULE IV
                                   INDEBTEDNESS TO RELATED PARTIES


                                   BALANCE                                        BALANCE
                                 AT BEGINNING                                    AT END OF
NAME OF RELATED PARTY               OF YEAR        ADDITIONS(1)    DEDUCTIONS       PERIOD
- -----------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1995:

Due to related party --
  Trans Continental Airlines, Inc...   $    --          $549,000        $    --       $  549,000
  Louis J. Pearlman.................   $  949,000       $ 90,000        $    --       $1,039,000
- ------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994:
  Due to related party --
  Louis J. Pearlman.................   $  846,000       $103,000        $   --        $  949,000
- -----------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:
  Due to related party --
  Louis J. Pearlman.................   $1,857,000       $197,000        $1,208,000(2) $  846,000
- -----------------------------------------------------------------------------------------------

(1)  Includes amortization of debt discount of $5,000 per year.
(2) Includes reduction for the loan paid to an individual which was treated as a reduction of the balance outstanding (See Note C).

                          Airship International Ltd.

                                   SCHEDULE V

                          AIRSHIPS AND RELATED EQUIPMENT



                                            Balance                                                              Balance
                                         at Beginning        Additions                                           at End
Classification                              of Year           at Cost         Retirements  Reclassifications     of Year
                                        ----------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
     Airships.........................      2,104,000          900,000         (710,000)          --             2,294,000
     Airship components...............      2,730,000            --           (1,125,000)         --             1,605,000
     Vehicles.........................      1,609,000            --             (43,000))         --             1,566,000
     Parts and equipment..............      1,542,000            --            (345,000)          --             1,197,000
                                            ------------------------------------------------------------------------------
                                            7,985,000           900,000      (2,223,000)          --             6,662,000
                                            ------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,1994:
     Airships.........................     12,048,000            11,000      (7,043,000)     (2,912,000)         2,104,000
     Airship components..............       6,762,000              --        (6,783,000)      2,751,000          2,730,000
     Vehicles........................       1,514,000           241,000        (146,000)           --            1,609,000
     Parts and equipment.............       2,768,000            64,000      (1,451,000)        161,000          1,542,000
     Construction in progress........         479,000              --          (479,000)         --                 --
                                            ------------------------------------------------------------------------------
                                            23,571,000          316,000      (15,902,000)         --             7.985,000
                                            ------------------------------------------------------------------------------

                                            ------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,1994:
     Airships.........................     12,748,000            296,000          --          (996,000)         12,048,000
     Airship components..............       1,337,000          5,903,000        (478,000)         --             6,762,000
     Vehicles........................         793,000          1,011,000        (290,000)        --              1,514,000
     Parts and equipment.............       1,430,000          1,027,000        (685,000)      966,000           2,768,000
     Construction in progress........           --               479,000           --            --                479,000
                                            ------------------------------------------------------------------------------
                                           16,308,000          8,716,000      (1,455,000)         --            23,571,000
                                            ------------------------------------------------------------------------------

                                         Airship International Ltd.

                                                SCHEDULE VI

                                ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                                      AIRSHIPS AND RELATED EQUIPMENT

                                                             ADDITIONS
                                            BALANCE         CHARGED TO                                           BALANCE
                                         AT BEGINNING        COSTS AND                                           AT END
CLASSIFICATION                              OF YEAR           EXPENSES         RETIREMENTS  RECLASSIFICATIONS    OF YEAR
                                        ----------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
  Airships.......................          234,000          113,000            --                --            347,000
  Vehicles.......................          805,000          302,000         (302,000)            --          1,068,000
  Parts and equipment............          453,000           90,000            --                --            543,000
                                          --------------------------------------------------------------------------------
                                          1,492,000         505,000          (39,000)            --          1,958,000
  YEAR ENDED DECEMBER 31, 1994:           --------------------------------------------------------------------------------

  Airships......................          1,976,000       1,199,000       (3,O78,000)          137,000         234,000
  Airship components............             --             451,000         (314,000)         (137,000)          --
  Vehicles......................            565,000         331,000          (91,000)            --            805,000
  Parts and equipment...........            716,000         369.000         (632,000)            --            453,000
  Construction in progress......               --              --               --                --              --
                                            ------------------------------------------------------------------------------
                                            3,257,000      2,350,000      (4,115,000)            --          1,492,000
YEAR ENDED DECEMBER 31, 1993:               ------------------------------------------------------------------------------
  Airships.....................             1,536,000       659,000          --             (219,000)        1,976,000
  Vehicles ....................               598,000       209,000        (242,000)                           565,000
  Parts and equipment..........               719,000       355,000        (577,000)        (219,000)          716,000
                                            ------------------------------------------------------------------------------
                                            2,853,000     1,223,000        (819,000)          --             3,257,000
                                             -----------------------------------------------------------------------------

                                         Airship International Ltd.

                                                SCHEDULE IX

                                            SHORT-TERM BORROWINGS

                                                                               MAXIMUM            AVERAGE         WEIGHTED
                                                             WEIGHTED          AMOUNT             AMOUNT           AVERAGE
                                         BALANCE              AVERAGE         OUTSTANDING        OUTSTANDING   INTEREST RATE
                                          AT END             INTEREST         DURING THE         DURING THE     DURING THE
CLASSIFICATION                           OF PERIOD              RATE            PERIOD              PERIOD         PERIOD
                                        ----------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
Note payable to financial institution.... $  -                    0%           $  --              $  -              0%
- --------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994:
Note payable to financial institution.... $  -                    0%           $  --              $  -              0%
- --------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:
Note payable to financial institution.... $  -                   12%           $800,000           $228,000         12%
- --------------------------------------------------------------------------------------------------------------------------

                        STATEMENT OF DIFFERENCES
The trademark symbol shall be expressed as................'tm'