Form 10-Q
period 1997-03-31
AIRSHIP INTERNATIONAL LTD
filed 1997-09-08
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d)
        Securities Exchange Act of 1934
        for Quarterly Period Ended March 31, 1997

                             -OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number                         0-14646


                           Airship International Ltd.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        New York                                        06-1113228
- --------------------------------------------------------------------------------
(State of other jurisdiction of        (I.R.S. Employer *Identificatiion Number)
incorporation or organization)


                7380 Sand Lake Road, Suite 350, Orlando, FL 32819
- --------------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)



                                 (407) 351-0011
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No X
     -      -

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                           AIRSHIP INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                         1997            1996
                                                                                     ------------    ------------
                                                                                       (NOTE 1)        (NOTE 1)
                                                                                     ------------    ------------
                                      ASSETS
AIRSHIPS AND RELATED EQUIPMENT, NET...............................................   $  2,025,000    $  2,100,000
CASH AND CASH EQUIVALENTS.........................................................              0           2,000
DUE FROM AFFILIATED ENTITIES......................................................        302,000         275,000
PREPAID INSURANCE.................................................................         11,000          22,000
DEFERRED FINANCING COSTS, LESS ACCUMULATED AMORTIZATION...........................        102,000         107,000
OTHER ASSETS......................................................................          4,000          12,000
                                                                                     ------------    ------------
                                                                                     $  2,444,000    $  2,518,000
                                                                                     ------------    ------------
                                                                                     ------------    ------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
     Settlement on WDL contract...................................................   $    992,000    $    992,000
     Accounts payable.............................................................        616,000         623,000
     Customer payments on future services.........................................        620,000         700,000
     Accrued expenses and other liabilities.......................................         48,000          86,000
     Note payable.................................................................              0       2,937,000
     Capital leases and loans payable.............................................      7,623,000       3,227,000
     Loans payable to related parties.............................................      3,979,000       4,608,000
     Accrued dividends payable....................................................      4,080,000       3,709,000
                                                                                     ------------    ------------
          Total Liabilities.......................................................   $ 17,958,000    $ 16,882,000
                                                                                     ------------    ------------
STOCKHOLDERS' DEFICIT:
     Preferred stock, $.01 par value:
          Authorized -- 10,000,000 shares,
          Issued and outstanding -- 2,594,000 & 2,712,000 shares                           26,000          27,000
     Common stock, $.01 par value:
          Authorized -- 80,000,000 shares
          Issued and outstanding -- 41,708,000 and 41,002,000 shares..............        417,000         410,000
     Capital in excess of par value-Preferred Stock...............................     14,444,000      14,444,000
     Capital in excess of par value -- Common Stock...............................     21,941,000      21,941,000
     Accumulated deficit..........................................................    (52,342,000)    (51,186,000)
                                                                                     ------------    ------------
          Total Stockholders' Deficit.............................................    (15,514,000)    (14,364,000)
                                                                                     ------------    ------------
                                                                                     $  2,444,000    $  2,518,000
                                                                                     ------------    ------------
                                                                                     ------------    ------------

     Unaudited -- See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                       CONDENSED STATEMENT OF OPERATIONS

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       --------------------------
                                                                                          1997           1996
                                                                                       -----------    -----------
AIRSHIP REVENUES:...................................................................   $         0    $         0
                                                                                       -----------    -----------
COSTS AND EXPENSES:
     Operating costs................................................................             0        258,000
     Selling, general & administrative..............................................       497,000        297,000
                                                                                       -----------    -----------
                                                                                           497,000        555,000
OPERATING INCOME (LOSS).............................................................      (497,000)      (555,000)
OTHER INCOME (EXPENSE):
     Interest expense...............................................................      (282,000)      (150,000)
     Other income...................................................................             0         22,000
                                                                                       -----------    -----------
                                                                                          (282,000)      (128,000)
                                                                                       -----------    -----------
NET INCOME (LOSS)...................................................................   $  (779,000)   $  (683,000)
                                                                                       -----------    -----------
                                                                                       -----------    -----------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.......................................    41,483,000     40,510,000
                                                                                       -----------    -----------
                                                                                       -----------    -----------
NET LOSS APPLICABLE TO COMMON STOCK:
     NET LOSS.......................................................................   $  (779,000)   $  (683,000)
     PREFERRED STOCK DIVIDEND.......................................................      (371,000)      (420,000)
                                                                                       -----------    -----------
NET LOSS APPLICABLE TO COMMON STOCK.................................................   $(1,150,000)   $(1,103,000)
                                                                                       -----------    -----------
                                                                                       -----------    -----------
NET LOSS PER SHARE..................................................................   $     (0.03)   $     (0.03)
                                                                                       -----------    -----------
                                                                                       -----------    -----------

     Unaudited -- See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
              CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                            CAPITAL EXCESS
                      PREFERRED STOCK            COMMON STOCK                OF PAR VALUE
                    --------------------    ----------------------    --------------------------    ACCUMULATED
                     SHARES      AMOUNT       SHARES       AMOUNT      PREFERRED       COMMON         DEFICIT
                    ---------    -------    ----------    --------    -----------    -----------    -----------

BALANCES AT
  DECEMBER 31,
  1996...........   2,712,000    $27,000    41,002,000    $410,000    $14,444,000    $21,941,000    $(51,186,000)

THREE MONTHS
  ENDED MARCH 31,
  1997:
Dividends accrued
  on preferred
  stock..........      --          --           --           --           --             --            (371,000)
Common stock
  issued in
  connection with
     conversion
       of
       preferred
       stock.....    (118,000)    (1,000)      706,000       7,000        --             --              (6,000)
Net Loss.........      --          --           --           --           --             --            (779,000)
                    ---------    -------    ----------    --------    -----------    -----------   ------------
BALANCES AT MARCH
  31, 1997.......   2,594,000    $26,000    41,708,000    $417,000    $14,444,000    $21,941,000   $(52,342,000)
                    ---------    -------    ----------    --------    -----------    -----------   ------------
                    ---------    -------    ----------    --------    -----------    -----------   ------------

     Unaudited--See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          1997          1996
                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                            $ (779,000)   $(683,000)

   Adjustments to reconcile net loss to
      net cash flows from operating activities:

     Changes in operating assets and liabilities         (101,000)      63,000
                                                        ----------   ----------
   Net cash flows from operating activities              (880,000)    (620,000)
                                                        ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of airship components and
     vehicles                                              75,000       14,000
   Net advances to affiliates                             (27,000)     (16,000)
                                                        ----------   ----------
     Net cash flows from investing activities              48,000       (2,000)
                                                        ----------   ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:

     Net proceeds from sale leaseback financing         4,709,000            0
     Principal payments on capital leases and
       loans payable                                     (313,000)    (102,000)
     Net payments to related parties                     (629,000)     866,000
     Payment of note payable                           (2,937,000)    (112,000)
                                                        ---------      -------

     Net cash flows from financing activities             830,000      652,000
                                                        ---------      -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                    (2,000)      30,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              2,000       26,000
                                                        ---------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $       0      $56,000
                                                        ---------      -------
                                                        ---------      -------
SUPPLEMENTAL INFORMATION:
    Interest Paid                                       $ 155,000      $78,000
                                                        ---------      --------
                                                        ---------      --------


       Unaudited-See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1-BASIS OF PRESENTATION:

The Company's last audited financial statement was December 31, 1994. The Company is in the process of finalizing its audits for the years ended December 31, 1994, 1995, and 1996. The financial information presented as of any date other than December 31, 1993 has been prepared from the books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. Management believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If such differences prove significant and material, the Company will file an amendment to this report on Form 10-Q.

NOTE 2-TRANSACTIONS WITH RELATED PARTIES:

LOANS FROM TRANS CONTINENTAL. During the three months ended March, 1997 Trans Continental Airlines, Inc. ("Trans Continental"), an affiliated company, loaned the Company an additional $746,000. While the Company has repaid $1,476,000 to Trans Continental from the proceeds of the Company's sale leaseback financing, there can be no assurance that Trans Continental will continue to make such loans to the Company.


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


NOTE 3. CUMULATIVE PREFERRED DIVIDENDS IN ARREARS:

The Company has accrued quarterly dividend payments with respect to its Class A Cumulative Convertible Preferred Voting Stock (the "Preferred Stock") since August 15, 1994 until a later payment date. Dividends on the Preferred Stock accrue at the annual rate of $.60 per share payable in Common Stock. As of March 30, 1997, the Company had 2,594,203 shares of Preferred Stock outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


OVERALL FINANCIAL CONDITION


The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For the first three months of 1997, the Company incurred a loss of $779,000 and had negative cash flows of $880,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage.

The company experienced a net loss of $779,000 for the three month period ended March 31, 1997, compared to a net loss of $683,000 for the same period during the prior year. The change was due to an increase in interest expense and commissions paid on a financing which were offset by a reduction in payroll and maintenance costs associated with the 500.04 airship. The Company is also experiencing a liquidity shortage (See Liquidity and Capital Resources).


The Company had a stockholder's deficit of $15,514,000 at March 31, 1997 as compared to the stockholder's deficit of $14,364,000 at December 31, 1996 representing an increase of $1,150,000. The increase was partially due to the accrual of common stock dividends in the amount of $371,000 for the three months ended March 31, 1997. In addition, the Company sustained a loss in the amount of $779,000 for the three months ended March 31, 1997.

RESULTS OF OPERATIONS

The Company had no revenue from operation of its airships during the first three months of 1997 and 1996.

Operating costs for the three months ended March 31, 1997 decreased $258,000 (or 100%) from the comparable period in 1996. Cost decreases resulted from reduced payroll and maintenance costs related to the 500.04 airship.

Selling, general, and administrative costs for the three months ended March 31, 1997 were $497,000 compared to $297,000 for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience negative cash flows from operating activities. Due to the continued negative cash flow and existing encumbrances on its assets, the Company has relied on loans, cash advances, and guarantees from Louis Pearlman, the Company's president and principal stockholder, and Trans Continental. There can be no assurance that Mr. Pearlman and Trans Continental will make additional loans, cash advances, and guarantees on an ongoing basis. At March 31, 1997, the Company owed Mr. Pearlman $1,163,000, net of unamortized discounts, and owed Trans Continental $2,816,000 (see Note 2). Mr. Pearlman and Trans Continental have deferred repayment of such amounts for an indefinite period.

Quarterly dividends on the Preferred Stock accrue at the annual rate of $0.60 per share payable in shares of Common Stock. The Company has accrued dividends on the Preferred Stock since August 15, 1994 (see Note 3).

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