Form 10-K405
period 1996-12-31
AIRSHIP INTERNATIONAL LTD
filed 1997-09-09
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996     COMMISSION FILE NUMBER: 0-14646

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

                  Yes [ ]                             No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant including Preferred Stock as of September 5, 1997 was $3,649,537.50.

The number of shares of Common Stock outstanding as of September 5, 1997 was 42,522,778.

Documents Incorporated by Reference: None. A list of Exhibits to this Annual Report on Form 10-K begins on page 24.

                           AIRSHIP INTERNATIONAL LTD.
                              1996 FORM 10-K REPORT

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.   BUSINESS.........................................................  -1-

ITEM 2.   PROPERTIES.......................................................  -6-

ITEM 3.   LEGAL PROCEEDINGS................................................  -6-

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  -8-

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS..........................................  -9-

ITEM 6.   SELECTED FINANCIAL DATA.......................................... -11-

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.......................... -12-

ITEM 8.   FINANCIAL STATEMENTS AND SCHEDULES............................... -15-

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE....................... -15-

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... -16-

ITEM 11.  EXECUTIVE COMPENSATION........................................... -17-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT............................................... -20-

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... -20-

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
              REPORTS ON FORM 8-K.......................................... -22-

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forwardlooking statements. This Annual Report contains certain forwardlooking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Annual Report relating to matters that are not historical facts are forwardlooking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, general economic conditions, government regulation, competition and customer strategies, capital deployment, the impact of pricing and reimbursement and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

                                     PART I


ITEM 1. BUSINESS

GENERAL

        Airship International Ltd. (the "Company") operated lighter-than-air airships, also commonly known as blimps, which were used to advertise and promote the products and services of the Company's clients. The Company's clients utilized its airships at major sporting and special events and over urban and beach locations as an informative advertising and promotional vehicle. The Company did not operate any airships during 1996.

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

        Historically, substantially all of the Company's revenues were derived from the operation of the Airships pursuant to aerial advertising contracts with its clients. Fees were generally paid to the Company on a monthly basis and the respective Airships were flown according to a flight schedule provided by the client, subject to weather conditions, government regulations and maintenance requirements. In the absence of availability of suitable replacements and/or rights of the Company to terminate outstanding advertising contracts, Termination of or substantial reduction in fees provided by the Company's operating Airships has had a material adverse impact on the Company's revenues. The Company continues to seek new aerial advertising contracts and clients.

AERIAL ADVERTISING AND OTHER CONTRACTS

        Set forth below are descriptions of the Company's aerial advertising contracts which were in effect during the fiscal year ended December 31, 1996 (for further detail see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Revenue and Operating Costs
- -- 1996 to 1995").

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

        Concurrently with the execution and delivery of the Purchase and Assumption Agreement, the Company sold to Aviation all of the issued and outstanding shares of the capital stock of AOI. Mr. Julian Benscher, a shareholder of the Company, is an officer and stockholder of Aviation. See "Certain Relationships and Related Transactions".

        The Company's revenues were historically dependent on the Company's aerial advertising contracts. For the years ended December 31, 1995 and 1994, 100% and 50%, respectively, of the Company's revenues were derived from Anheuser-Busch. In addition, 19% of 1994 revenues were derived from Kingstreet Tours and 29% from Gulf Oil. The Company has been adversely affected during the period between the time that any particular aerial advertising agreement terminated and the time a new contract commenced. The Company had no aerial advertising contracts in effect in 1996.

ACQUISITIONS, LEASES AND FINANCINGS

        Set forth below is a description of the Company's financing arrangements in effect during the year ended December 31, 1996 and for the period from December 31, 1996 through August 24, 1997.

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

        WDL LEASE

        Pursuant to an agreement effective May 16, 1993 (the "WDL Lease"), the Company leased from Westdeutsche Luftwerbung Theodor Wullenkemper GMBH ("Westdeutsche") a used type WDL IB airship equipped with a NightSign`tm' system. The Company entered into the WDL Lease to procure an airship to fulfill its obligations under the Gulf Oil Contract when it became apparent that the proposed acquisition of the assets of Slingsby could not be completed in time to provide an additional airship to fulfill the Company's obligations under the Gulf Oil Contract. The Company began operating this airship as the Gulf Oil Airship on June 25, 1993. On September 11, 1994, the Gulf Oil Airship was damaged in an accident and its operations ended. As a result of the damage to the Gulf Oil Airship, the Company sustained a loss of $1,978,000, representing the cost of the airship less insurance proceeds and credits allowed, including salvage value, when the airship was returned to WDL in September 1994. At December 31, 1994, the Company owed WDL a total of $2,866,000 under the WDL Lease including the $1,978,000 described above plus lease and other operating costs through September 11, 1994. Pursuant to the WDL Lease, the Company maintained a security deposit in a cash account (the "Cash Escrow
Account") with Trans Continental Airlines Inc., an affiliate of the Company ("Trans Continental"). As of December 31, 1994, the Company had on deposit in the Cash Escrow Account $1,800,000. During March 1995, the Company paid the full balance of the Cash Escrow Account to WDL to reduce its liability to WAL to $1,000,000. Pursuant to the WDL Lease, Trans Continental collateralized the advances with a certificate of deposit in the amount of $2,500,000 (see Note
C to the Financial Statements included elsewhere herein). The Company is currently indebted to WDL in the approximate amount of $1,000,000.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

        The Company entered into an arrangement with Senstar Capital Corporation, ("Senstar") pursuant to which the sale leaseback arrangement with TLI was reversed such that the Company reacquired such airship and the Company has borrowed a total of $3,500,000 from Senstar (the "Senstar Loan"), part of which has been used to repay the Phoenixcor Loan. The loan from Senstar is repayable over 5 years in sixty monthly payments of approximately $63,000 each, with a balance due at the end of the five year term of approximately $700,000, and is secured by a lien on the Airship and a guaranty by Trans Continental. The Senstar Loan provided approximately $1,337,000 to the Company after payment of the Phoenixcor Loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

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

        On December 24, 1996. Trans Continental Leasing, Inc. obtained a loan with Norwest Equipment Finance, Inc. in the amount of $4,709,000. The proceeds of this refinancing were used to repay the Company's debt to Senstar and to provide working capital to the Company.

ADDITIONAL AIRSHIPS; AIRSHIP ASSEMBLY

        In addition to providing clients with aerial advertising and promotion with its airships, the Company also had acquired assets enabling it to partially construct additional airships either to service existing or potential clients of the Company or for lease or purchase by other parties. The Company owns substantial airship replacement components and its experience in airship assembly includes the assembly of four airships. The airship components that the Company currently has in inventory, plus approximately $1,000,000 of additional capital per airship, would enable the Company to construct up to five additional airships. The Company believes that its inventory of spare airship components will significantly reduce its cost for initial airship assembly and future maintenance expenditures, should future clients be obtained. There can be no assurance, however, that the Company would be able to obtain the financing necessary to complete construction of any additional airships, or that it would be able to consummate aerial advertising agreements with respect to any such airships. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

MARKETING

        The Company marketed its airship services directly to potential clients through a sales effort conducted by its management, including a Director of Marketing. During 1996, the Company continued pursuing potential new clients, both for aerial advertising contracts and for the purchase of new airships; none of such contracts or purchases was consummated.

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

COMPETITION

        Historically, the Company's direct competition was limited to those companies which had airships legally permitted to operate in the United States. The Company competed with Airship Management Service (AMS), the operator of the Fuji airship, and Icarus Aircraft, Inc. ("IAI"), a privately-held firm which operates lightships, which are small airships approximately 1/3 the size of the Company's airships. Currently, IAI is operating for MetLife. The Lightship Group, Inc. (formerly Virgin Lightships Inc. and American Blimp Company) owns and operates the smaller airships on behalf of numerous advertising clients in the United States. MetLife and Anheuser-Busch are former clients of the Company which did not renew its agreement with the Company, at least in part due to these alternative airship providers.

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

EMPLOYEES

        As of December 31, 1996, the Company had approximately 11 full-time employees, 2 of whom are officers, 8 of whom are administrative and one of whom is warehouse personnel. The number of employees fluctuates based in part on the number of Airships conducting flight operations.

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

        Due to the weakening financial position of the Company at the time, the Company was unable to complete its audit for the year ended December 31, 1994 or to conduct audits for the years ended December 31, 1995 and 1996. Accordingly, the Company had not filed any periodic reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the quarterly and annual periods ended December 31, 1994 through March 31, 1997 or any Current Reports on Form 8-K during such periods until July 11, 1997, on which date the Company filed its Current Report on Form 8-K reporting a change of accountants. On July 18, 1997, the Company entered into a Consent and Undertaking with the Securities and Exchange Commission pursuant to which the Company agreed, among other things, to file this Annual Report on Form 10-K, Annual Reports on Form 10-K for the years ended December 31, 1994 and 1995 and all reports due under Sections 13 and 15 of the Securities Exchange Act of 1934, as amended, for all subsequent periods. Judgement was entered on August 21, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company has not held any meetings of, nor has it submitted any matters to a vote by, shareholders since April 11, 1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        The Company's Common Stock, Preferred Stock, and Class B Warrants had been listed on the Nasdaq SmallCap Market under the symbols BLMP, BLMPP and BLMPL, respectively, until Nasdaq's delisting of the Company's securities on July 5, 1995 (the "Delisting") as a result of the Company's failure to timely file this Annual Report on Form 10-K. Since the Delisting, the Company's Common Stock and Preferred Stock have traded on the over-the-counter market under the symbols "BLMPE" and "BLMPPE," respectively. The price ranges presented below represent the highest and lowest quoted bid prices during each quarter reported by Bureau, Inc for the third quarter of 1995. The Nasdaq quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

                                  COMMON STOCK:

    1995                       High Bid                            Low Bid
1st Quarter                    $.125                               $.0625
2nd Quarter                    $.0625                              $.03125
3rd Quarter*
4th Quarter                    $.25                                $.125


    1996                       High Bid                            Low Bid
1st Quarter                    $.3125                              $.03125
2nd Quarter                    $.3125                              $.04
3rd Quarter*                   $.1                                 $.04
4th Quarter                    $.085                               $.05
- ------------------------

* Prior to the Delisting. Price ranges during the third quarter of 1995 include quotations on NASDAQ SmallCap Market up to such date. The Common Stock and the Preferred Stock are currently traded on the Nasdaq OTC Electronic Bulletin Board.

    1997                       High Bid                               Low Bid
1st Quarter                    $.175                                  $.08
2nd Quarter                    $.175                                  $.09

                                Preferred Stock:

    1995                       High Bid                               Low Bid
1st Quarter                    $.59375                                $.40625
2nd Quarter                    $.46875                                $.375
3rd Quarter*                   $.325                                  $.325
4th Quarter                    $.25                                   $.125

    1996                       High Bid                               Low Bid
1st Quarter                    $.1875                                 $.1875
2nd Quarter                    $1.625                                 $.375
3rd Quarter*                   $.71875                                $.385
4th Quarter                    $.59375                                $.28125

    1997                       High Bid                               Low Bid
1st Quarter                    $1.125                                 $.51
2nd Quarter                    $1.09375                               $.53125

        As reported by the Nasdaq OTC Bulletin Board, on September 5, 1997 the closing bid price of the Common Stock was $0.0825 per share and the closing bid price of the Preferred Stock was $0.4375.

        As of September 5, 1997, there were 1,498 holders of record of the Company's Common Stock and 83 holders of record of the Preferred Stock, respectively.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's financial statements and related notes and Management's Discussion and Analysis of Financial Discussion and Analysis of Financial Condition and Results of Operation appearing elsewhere herein.




OPERATING STATEMENT DATA:
                                                                 YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------
                                            1996           1995           1994           1993           1992
                                         -----------    -----------    -----------    -----------    -----------

Gross revenues........................   $   --         $ 2,620,000    $  3,980,000    $ 9,748,000    $ 7,258,000
Net income (loss) before cumulative
effect of a change in accounting
principle.............................   $(2,506,000)   $(4,867,000)   $(20,645,000)   $(5,406,000)   $ 1,165,000

Net income (loss).....................   $(2,506,000)   $(4,867,000)   $(20,645,000)   $(5,406,000)   $ 1,165,000
Net income (loss) per share...........   $     (0.10)   $     (0.18)   $     (0.74)   $     (0.24)   $      0.05

BALANCE SHEET DATA:


                                                                   AT DECEMBER 31,
                                         -----------------------------------------------------------------------
                                            1996           1995           1994           1993           1992
                                         -----------    -----------    -----------    -----------    -----------

Total assets..........................   $  4,496,000   $  5,073,000   $  9,819,000    $26,077,000    $21,690,000
Long-term obligations.................   $  3,016,000   $  3,689,000   $    --         $   --         $   --
Obligations under capital lease.......   $  3,158,000   $  3,348,000   $  3,258,000    $ 2,380,000    $ 3,186,000
Total liabilities.....................   $ 18,334,000   $ 14,680,000   $ 13,070,000    $ 7,842,000    $12,394,000
Stockholders' equity (deficit)........   $(13,838,000)  $ (9,607,000)  $  (3,251,00)   $18,235,000    $ 9,296,000
Book value per common share...........   $      (0.34)  $      (0.27)  $      (0.10)   $      0.65    $      0.36

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN AND MANAGEMENT'S PLANS

        As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $50,800,000, at December 31, 1996. During the year ended December 31, 1996, the Company did not generate any revenues from airship operations. It reported a net loss of $2,506,000 and has negative working capital of $12,598,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

OVERALL FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The Company's stockholders' deficit at December 31, 1996 was $13,838,000, an increase of $4,231,000 from stockholders' deficit of $9,607,000 at December 31, 1995. The increase was due primarily to the net loss of $20,506,000 in fiscal 1995. The accrual of dividends on Preferred Stock decreased equity by $1,725,000. As a result of these equity changes, during 1996 the Company's assets decreased $577,000 while liabilities increased $3,664,000. Compared to the year ended December 31, 1995, revenues, operating costs and selling, general and administrative costs decreased 100%, 71.4% and 63.6%, respectively. Interest expense less other income for 1996 was $724,000, an increase of $321,000 or 30.7%. These changes in revenues and costs, as explained in more detail below, resulted in a net loss for fiscal 1996 of $2,506,000 compared to a net loss of $4,867,000 in fiscal 1995.

        The Company continues to experience negative cash flows from operating activities and through the cessation of flights and fees under the Gulf Oil Contract. Cash flows for 1995 were also adversely affected by the termination of the Gulf Oil Contract as liabilities at December 31, 1996 related to its termination and the damage to the Gulf Oil Airship approximates $3,220,000.

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

LIQUIDITY AND CAPITAL RESOURCES.

        The Company continues to experience negative cash flows from operating activities. During 1996, the Company sustained a net change in cash and cash equivalents of $24,000, with a reduction of $2,135,000 from operating activities. At December 31, 1996, available cash balances were represented by the $2,000 in cash.

        The Company's negative cash flow for 1996 was $24,000. Operating activities utilized $2,135,000 principally as a result of the net loss for the period, which includes non-cash charges of approximately $14,122,000. In addition, the change in operating assets and liabilities offset the negative cash flow effect of the net loss by approximately $384,000 as liabilities at December 31, 1996 increased to approximately $18,334,000. Investing activities used $30,000 in the form of funds taken from the Cash Escrow Account. Financing activities contributed $3,004,000 principally from proceeds of the Trans Continental Loan, partially offset by the repayment of loans.

        The Company has not had existing bank lines of credit available to provide additional working capital due to the Company's negative cash flow and existing encumbrances on assets, and has previously received substantial financing from Mr. Pearlman in the form of loans and guarantees which supplement the funds available from the Company's operations. There can be no assurance that Mr. Pearlman will make additional cash advances or loans or give personal guarantees if the Company requires additional capital. At December 31, 1996, the Company owed Mr. Pearlman $1,137,000 net of unamortized discount and after offsetting $785,000 with respect to a loan made by the Company and guaranteed by Mr. Pearlman. As of December 31, 1994, the Company owed Mr. Pearlman $1,137,000 net of unamortized discount. The entire unpaid principal balance of the loan from Mr. Pearlman, together with all accrued and unpaid interest, becomes due and payable on May 31, 1997.
Mr. Pearlman has deferred repayment of such loan for an indefinite period of time.

        In addition, Trans Continental has guaranteed the Company's obligations under the Allstate Loan and the Phoenixcor Loan. In consideration for these and other guarantees of the Company's obligations, Trans Continental has been granted 10% of the issued and outstanding common stock of the Company. See "Certain Relationships and Related Transactions." There can be no assurance that Trans Continental will continue to guaranty the Company's obligations in connection with any future financings. During the year ended December 31, 1996, Trans Continental advanced the Company $3,004,000. The total outstanding balance at December 31, 1996 amounted to $3,470,000.

        On December 24, 1996, Trans Continental Leasing, Inc. obtained a loan with Norwest Equipment Finance, Inc. in the amount of $4,709,000. The proceeds of this refinancing were used to repay the Company's debt to Senstar and to provide working capital to the Company. The financing did not close until January 1997.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Company became delinquent in its financial filings subsequent to filing its Form 10-Q for the period ending September 30, 1994. In June 1997 the Company retained Charlie M. Meeks, C.P.A., P.A. as its independent auditor due the added expense of continuing with a large audit firm such as Grant Thornton.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information, as of September 4, 1997, relating to each director and executive officer of the Company.



Name                  Age            Positions with the Company                 Position Held Since

Louis J. Pearlman     43             Chairman of the Board of Directors,        June 1982
                                     President and Chief Executive,
                                     Finanical and Operating Officer

Marvin Palmquist      81             Director                                   November 1984
James J. Ryan         49             Director                                   July 1986
Alan A. Siegel        33             Secretary and Director                     October 1989


- --------------------


        The following sets forth the business experience of each director, executive officer, including principal occupations, at present and for at least the past five years.

        Louis J. Pearlman has been Chairman of the Board, President, Chief Executive and Operating Officer and Treasurer of the Company since June 1982. Since November 1976, Mr. Pearlman has been President and Chief Operating Officer, a director and a 21% shareholder of Trans Continental. See "Certain Relationships and Related Transactions." Mr. Pearlman currently devotes approximately 50% of his time to Trans Continental and the remainder of his time to the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

        The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer for services rendered in all capacities to the Company for the three years ended December 31, 1996. No other executive officer's annual salary and bonus exceeded $100,000 during the Company's past three fiscal years.

                           SUMMARY COMPENSATION TABLE

Name and Principal       Fiscal   Salary      Bonus   Other Annual   Restricted  Securities     Other
Position                 Year                         Compensation  Stock Award  Underlying  Compensation
                                                                                Options
                         -----    ----------- ------  -------------  ----------- ---------- ------------

Louis J. Pearlman,       1996     $118,921     $     0
Chairman,                1995     $112,276.50  $     0
President, Chief         1994     $252,101     $     0     --            --         --          --
Executive and
Operatng Officer

Alan A. Siegel,          1996(1)  $ 61,530     $     0
Secretary, General       1995(1)  $ 58,140     $70,000
Manager and Director     1994(1)  $ 71,539     $     0



- --------------

(1)   Mr. Siegel deferred $25,000 of his salary in each of 1994, 1995 and 1996.


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

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

        There were no option grants in 1996.

                       AGGREGATED OPTION EXERCISES IN 1996
                     AND 1996 FISCAL YEAR-END OPTION VALUES



There were no options exercises in 1996.




- --------------------------


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


                      SHARES OWNED OF RECORD    PERCENTAGE OF OUTSTANDING           PERCENTAGE OF OUTSTANDING
NAME AND ADDRESS         OR BENEFICIALLY          SHARES OF COMMON STOCK             SHARES OF PREFERRED STOCK
- ----------------        -----------------        ------------------------            -------------------------
Louis J. Pearlman(1)    9,302,291                      23.9%                              *
Alan A. Siegel(2)        51,130                         *                                 *
Roy T. Belotti            1,250                         *                                 *
Marvin Palmquist           -0-                          *                                 *
James J. Ryan            97,000                         *                                 *
Trans Continental(3)    3,666,862                        10%                              *
All officers and       13,118,533                      24.3%                              *
directors as a group
(5 persons)(2)



- ----------
*       Denotes less than 1%.

(1) Mr. Pearlman has an address at: c/o Airship International Ltd., 7380 Sand Lake Road, Suite 350, Orlando, Florida 32819.

(2) Includes 50,000 options granted under the Company's Incentive Stock Option Plan.

(3) Such shares of Common Stock were granted to Trans Continental Airlines, Inc. in consideration for its guaranty of the Company's obligations under the Allstate Loan, the Phoenixcor Loan, the Senstar Loan, the Argentina Lease Agreement and the Argentina Operations Agreement, and a corporate credit card issued for the Company's benefit. See "Certain Relationships and Related Transactions".


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

        On October 9, 1995 the Company granted to Trans Continental 3,666,862 shares of Common Stock representing 10% of the issued and outstanding Common Stock of the Company. Such grant was made in consideration of Trans Continental's guaranty of the Company's obligations under the Allstate Loan, the Phoenixcor Loan and the Senstar Loan and the Argentina Lease and Operations Agreements. In addition, Trans Continental has procured, for the Company's benefit, a corporate credit card.

        On December 24, 1996, Trans Continental Leasing, Inc. obtained a loan with Norwest Equipment Finance, Inc. In the amount of $4,709,000. The proceeds of this refinancing were used to repay the Company's debt to Senstar and to provide working capital to the Company.

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

        On December 31, 1991, Mr. Julian Benscher and the Company entered into a Line of Credit Agreement, pursuant to which Mr. Benscher loaned the Company $1,000,000 in 1992. As partial consideration for making these loans, the Company issued to Mr. Benscher warrants to purchase 775,000 shares of Common Stock and issued additional warrants to purchase 325,000 shares of Common Stock to certain parties designated by Mr. Benscher. The Company has granted Mr. Benscher registration rights with respect to all shares of Common Stock and warrants owned by him. These warrants were to expire on December 31, 1994; however, for continued assistance provided to the Company by Mr. Benscher, the Company extended the expiration date of these warrants to December 31, 1996, on which date the warrants expired unexercised.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

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

             F.    Notes to Financial Statements                                 F-8 to F-22

(a)   (2)    No Financial Statement Schedules are required to be filed by the
             Company other than the following which have been filed as part of this report:

             A.   Report of Independent  Certified  Public  Accountants on
                  Schedules                                                      F-23

             B.   II  - Amounts receivable from related parties                  F-24

             C.   IV - Indebtedness to related parties                           F-25

             D.   V  - Airships and related equipment                            F-26

             E.   VI - Accumulated depreciation and amortization of              F-27
                       airships and related equipment


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

(c) The Company had not filed any reports on form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Dated: September 8, 1997                    By:  /s/ Marvin Palmquist
                                               ----------------------
                                                  Marvin Palmquist
                                                  Director

Dated: September 8, 1997                    By:  /s/ James J. Ryan
                                               -------------------
                                                  James J. Ryan
                                                  Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors and Stockholders
Airship International Ltd.

        I have audited the accompanying balance sheets of Airship International Ltd. as of December 31, 1996 and 1995 and the related statement of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airship International Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note B to the financial statements, the Company has experienced significant operating losses, an accumulated deficit and negative working capital at December 31, 1996 and 1995. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, with the exception of the effects of applying Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets to be Disposed Of," as described in Note A.

                                                  CHARLIE M. MEEKS, C.P.A., P.A.

Maitland, Florida
September 5, 1997

                           AIRSHIP INTERNATIONAL LTD.
                                 BALANCE SHEETS
                                   DECEMBR 31,

                                                                                        1996            1995
                                                                                    ------------    ------------

                                     ASSETS
Airships and Related Equipment
     Airships....................................................................   $  2,294,000    $  2.294,000
     Vehicles....................................................................      1,384,000       1,566,000
     Parts and equipment.........................................................      1,216,000       1,197,000
     Airship components..........................................................      1,605,000       1,605,000
                                                                                    ------------    ------------
                                                                                       6,499,000       6,662,000
Less: Accumulated depreciation and amortization..................................      2,292,000       1,958,000
                                                                                    ------------    ------------
                                                                                       4,207,000       4,704,000
Cash and cash equivalents........................................................          2,000          26,000
Prepaid insurance................................................................             --          81,000
Due from related parties.........................................................        275,000         176,000
Other assets.....................................................................         12,000          86,000
                                                                                    ------------    ------------
                                                                                    $  4,496,000    $  5,073,000
                                                                                    ------------    ------------
                                                                                    ------------    ------------
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
     Accounts payable--trade.....................................................   $  1,615,000    $  1,690,000
     Customer payment on future services.........................................        553,000         553,000
     Insurance financing.........................................................         38,000         104,000
     Accrued expenses and other liabilities......................................      4,536,000       2,838,000
     Obligations under capital leases............................................      3,158,000       3,348,000
     Loan payable................................................................      3,016,000       3,689,000
     Deferred gain on sale of airship............................................        810,000         854,000
     Due to stockholders.........................................................      4,608,000       1,604,000
                                                                                    ------------    ------------
          Total liabilities......................................................     18,334,000      14,680,000
                                                                                    ------------    ------------
                                                                                    ------------    ------------
CONTINGENCIES AND COMMITMENTS....................................................         --              --

STOCKHOLDERS' DEFICIT
     Preferred stock, $.01 par value; Authorized--10,000,000 shares, issued and
       outstanding--2,712,000 shares in 1996 and 2,797,000 in 1995...............         27,000          28,000
     Common stock, $.01 par value; Authorized--80,000,000 shares, issued and
       outstanding--41,002,000 shares in 1995 and 40,490,000 in 1995..............       410,000         405,000
     Capital in excess of par value -- Preferred Stock...........................     14,444,000      14,443,000
     Capital in excess of par value -- Common Stock..............................     22,081,000      22,086,000
     Accumulated deficit.........................................................    (50,800,000)    (46,569,000)
                                                                                    ------------    ------------
          Total stockholders' deficit............................................    (13,838,000)     (9,607,000)
                                                                                    ------------    ------------
                                                                                    $  4,496,000      $5,073,000
                                                                                    ------------    ------------
                                                                                    ------------    ------------

        The accompanying notes are an integral part of these statements.




                           AIRSHIP INTERNATIONAL LTD.
                            STATEMENTS OF OPERATIONS


                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                          1996           1995            1994
                                                                       -----------    -----------    ------------

Airship Revenue.....................................................   $   --         $ 2,620,000    $  3,980,000
Costs and Expenses:
     Operating costs................................................     1,150,000      4,027,000      17,452,000
     Selling, general and administrative expenses...................       689,000      1,893,000       2,408,000
                                                                       -----------    -----------    ------------
                                                                         1,839,000      5,920,000      19,860,000
Loss from operations................................................    (1,839,000)    (3,300,000)    (15,880,000)
                                                                       -----------    -----------    ------------
Other income (expense)
     Gain (loss) on sale of airship components to a stockholder.....        13,000       (548,000)       (659,000)
     Realized gain on sale leaseback................................        44,000         26,000         --
     Loss on insurance settlement...................................       --             --           (3,433,000)
     Interest expense...............................................      (768,000)    (1,103,000)       (805,000)
     Interest, royalties and other income...........................        44,000         58,000         206,000
     Costs relating to settlement of litigation.....................       --             --              (64,000)
                                                                       -----------    -----------    ------------
                                                                          (667,000)    (1,567,000)     (4,765,000)
                                                                       -----------    -----------    ------------
Net income (loss)...................................................   $(2,506,000)   $(4,867,000)   $(20,645,000)
                                                                       -----------    -----------    ------------
Weighted average number of common shares and equivalents
  outstanding.......................................................        40,879     36,008,000      30,161,000
Net income (loss) applicable to common stock:
     Net income (loss)..............................................   $(2,506,000)   $(4,867,000)   $(20,645,000)
     Less preferred stock dividend..................................    (1,725,000)    (1,725,000)     (1,681,000)
                                                                       -----------    -----------    ------------
Net income (loss) applicable to common stock........................   $(4,231,000)   $(6,592,000)   $(22,326,000)
                                                                       -----------    -----------    ------------
Net income (loss) per share.........................................   $     (0.10)   $     (0.18)   $      (0.74)
                                                                       -----------    -----------    ------------

SIGNIFICANT AMOUNTS APPLICABLE TO RELATED PARTIES
Operating costs -- Insurance expense................................   $   --         $        --    $     74,000
Selling, general and administrative:
     Interest expense...............................................   $   293,000    $   101,000    $    105,000
     Interest income................................................   $   --         $    23,000    $    164,000

        The accompanying notes are an integral part of these statements.

                           AIRSHIP INTERNATIONAL LTD.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                          CAPITAL IN EXCESS
                                                                                             OF PAR VALUE
                                   PREFERRED STOCK              COMMON STOCK          --------------------------
                               -----------------------    ------------------------     PREFERRED       COMMON       ACCUMULATED
                                 SHARES      PAR VALUE      SHARES       PAR VALUE       STOCK          STOCK         DEFICIT
                               ----------    ---------    -----------    ---------    -----------    -----------    ------------

Balance at December 31,
  1993......................    2,875,000     $29,000      27,946,000    $279,000     $14,442,000    $21,136,000    $(17,651,000)
    Issuance of common stock
      from private
      placement, less
      expenses of $7,000....       --           --          1,344,000      14,000         --             169,000         --
    Dividends paid on
      preferred stock:
        In cash.............       --           --            --            --            --             --             (172,000)
        In common stock.....       --           --          2,066,000      21,000         --             626,000        (647,000)
        Accrued common stock
          dividend..........       --           --            --            --            --             --             (862,000)
    Loss....................       --           --            --            --            --             --          (20,645,000)
                               ----------    ---------    -----------    ---------    -----------    -----------    ------------
Balance at December 31,
  1994......................    2,875,000     $29,000      31,356,000    $314,000     $14,442,000    $21,931,000    $(39,977,000)
    Conversion of preferred
      stock into common
      stock.................      (78,000)     (1,000)        467,000       5,000           1,000         (5,000)        --
    Exercise of stock
      options as
      compensation..........       --           --          5,000,000      50,000         --              50,000         --
    Issuance of common stock
      to Trans Continental
      for loan guarantee....       --           --          3,667,000      36,000         --             110,000         --
    Dividends paid on
      preferred stock:
        Accrued common stock
          dividend..........       --           --            --            --            --             --           (1,725,000)
    Loss....................       --           --            --            --            --             --           (4,867,000)
Balance at December 31,
  1995......................    2,797,000      28,000      40,490,000     405,000      14,443,000     22,086,000     (46,569,000)
                               ----------    ---------    -----------    ---------    -----------    -----------    ------------
                               ----------    ---------    -----------    ---------    -----------    -----------    ------------

        The accompanying notes are an integral part of these statements.

                           AIRSHIP INTERNATIONAL LTD.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                          CAPITAL IN EXCESS
                                                                                             OF PAR VALUE
                                   PREFERRED STOCK              COMMON STOCK          --------------------------
                               -----------------------    ------------------------     PREFERRED       COMMON       ACCUMULATED
                                 SHARES      PAR VALUE      SHARES       PAR VALUE       STOCK          STOCK         DEFICIT
                               ----------    ---------    -----------    ---------    -----------    -----------    ------------

Conversion of preferred
  stock into common stock...      (85,000)     (1,000)        512,000       5,000           1,000         (5,000)        --
Dividends paid on preferred
  stock:
    Accrued common stock                                                                                 --
      dividend..............       --           --            --            --            --                          (1,725,000)
Loss........................       --           --            --            --            --             --           (2,506,000)
                               ----------    ---------    -----------    ---------    -----------    -----------    ------------
Balance at December 31,
  1996......................    2,712,000     $27,000      41,002,000    $410,000     $14,444,000    $22,081,000    $(50,800,000)
                               ----------    ---------    -----------    ---------    -----------    -----------    ------------
                               ----------    ---------    -----------    ---------    -----------    -----------    ------------

        The accompanying notes are an integral part of these statements.

                           AIRSHIP INTERNATIONAL LTD.
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED DECEMBER 31,

Increase (decrease) in cash and cash equivalents

                                                                            1996          1995          1994
                                                                         ----------    ----------    -----------

Cash flows from operating activities
     Net income (loss)................................................   $(2,506,000)  $(4,867,000)  $(20,645,000)
     Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
          Issuance of common stock through exercise of options........       --           100,000        --
          Issuance of common stock in exchange for Trans Continental
            debt guarantee............................................       --           146,000        --
          Depreciation and amortization...............................      462,000       661,000      2,389,000
          Realized gain on sale leaseback.............................      (44,000)      (26,000)       --
          Loss from impairment of long-lived assets...................       --         1,462,000      9,634,000
          Gain (loss) on disposition of airship components and related
            assets....................................................      (34,000)      704,000        153,000
          Loss on insurance settlement................................       --            --          1,467,000
          Loss on abandonment of Blimp USA............................       --            --            479,000
          Other -- net................................................       --            --            --
          Loss on disposition of airship component....................       --            --            --
          Changes in operating assets and liabilities:
               Prepaid insurance......................................       81,000       545,000        807,000
               Other assets...........................................       74,000        95,000        262,000
               Accounts payable -- trade..............................      (75,000)   (2,378,000)     3,153,000
               Customer payments on future services...................       --          (813,000)     1,117,000
               Insurance financing....................................      (66,000)     (187,000)    (1,213,000)
               Accrued expenses and other liabilities.................      (27,000)     (329,000)       253,000
                                                                         ----------    ----------    -----------
                    Net cash flows used in operating activities.......   (2,135,000)   (4,887,000)    (2,144,000)
                                                                         ----------    ----------    -----------
Cash flows from investing activities:
     Proceeds from sale of airship components.........................       88,000        20,000         55,000
     Acquisition of airships and related equipment....................      (19,000)      (21,000)      (317,000)
     Net change in due from Trans Continental.........................      (99,000)    1,632,000        717,000
                                                                         ----------    ----------    -----------
                    Net cash flows provided by (used in) investing
                      activities......................................      (30,000)    1,631,000        455,000
                                                                         ----------    ----------    -----------

        The accompanying notes are an integral part of these statements.

                           AIRSHIP INTERNATIONAL LTD.
                      STATEMENTS OF CASH FLOWS--CONTINUED
                        FOR THE YEAR ENDED DECEMBER 31,



Increase (decrease) in cash and cash equivalents

                                                                            1996          1995          1994
                                                                         ----------    ----------    -----------

Cash flows from financing activities:
     Proceeds from issuance of loans payable..........................       --          3,500,00      1,432,000
     Principal payments on capital leases and loans...................     (863,000)   (1,415,000)      (479,000)
     Principal payments to related party..............................       --            --            104,000
     Net proceeds from private placement of debt......................       --            --            183,000
     Payment of dividends.............................................       --            --           (173,000)
     Proceeds from loans by stockholder...............................    3,004,000       654,000        --
     Net cash flows from financing activities.........................    2,141,000     2,739,000      1,067,000
                                                                         ----------    ----------    -----------
Net changes in cash and equivalents...................................      (24,000)     (517,000)      (622,000)
Cash and equivalents, beginning of year...............................       26,000       543,000      1,165,000
                                                                         ----------    ----------    -----------
Cash and equivalents, end of year.....................................   $    2,000    $   26,000    $   543,000
                                                                         ----------    ----------    -----------
                                                                         ----------    ----------    -----------

        The accompanying notes are an integral part of these statements.

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Business - The Company operates lighter-than-air airships used to advertise and promote the products and services of the Company's clients. At December 31, 1996, the Company had no airships in operation.

        Cash and Equivalents - The Company considers unrestricted short-term, highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

        Revenue Recognition - Airship revenues, when available, are recognized during the period in which services are provided. Whenever significant flight time is owed to a customer, the incremental cost of providing services is accrued. No amounts are accrued at December 31, 1996 or 1995.

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

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

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

        Impairment of Long-Lived Assets - In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard in the fourth quarter of the fiscal year ended December 31, 1994 resulted in an adjustment of $9,634,000 or $0.32 per share to the Company's financial statements. The Company obtained an independent appraisal on its airship components in August 1997, which reflects a range of values from $2,174,000 (on a liquidation sale value) to $5,096,000 (on a market value basis). Based on the fact that the Company had two airships in operation at December 31, 1994, the Company adjusted the carrying value to $3,635,000 or the midpoint of the above range. At December 31, 1995, the Company decided to write down the balance of the airship components to liquidation sale value, which resulted in an additional adjustment of $1,462,000 or $0.04 per share. The Company reviews all of its long-lived assets for impairment in accordance with SFAS 121. Prior to the adoption of SFAS 121, all long-lived assets, were reviewed for impairment by comparing the carrying value of such assets to future expected net cash flows.

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

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

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

        In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 128 specifies the computation of earnings per share, and SFAS 129 specifies the presentation and disclosure requirements about an entity's capital structure. Both SFAS 128 and 129 shall be adopted in the fourth quarter of 1997 with restatement back to January 1, 1997. The initial adoption of these standards are not expected to have a material effect on the Company's earnings per share as disclosed.

NOTE B - SIGNIFICANT UNCERTAINTIES AND MANAGEMENT'S PLANS TO OVERCOME OPERATING DIFFICULTIES AND MEET CASH REQUIREMENTS

        As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $50,800,000 at December 31, 1996. During the year ended December 31, 1996, the Company did not generate any revenues from airship operations and it reported a net loss of $2,506,000 and has negative working capital of $12,588,000 at December 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

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

NOTE C - TRANSACTIONS WITH STOCKHOLDERS, RELATED PARTIES AND OTHERS

        Due from Affiliate - At December 31, 1994, the Company made advances netting to $1,809,000 to Trans Continental Airlines, Inc. ("Trans Continental"), an affiliated aircraft leasing company and stockholder of the Company. Louis J. Pearlman ("Mr. Pearlman") owns 21% of Trans Continental and is the Company's Chairman of the Board, President and Principal Stockholder. Trans Continental pledged a $2,500,000 money market account as collateral for this advance. The deposit was returned to the Company during 1995. Interest earned on this deposit amounted to $23,467 and $164,000 for years ended December 31, 1995 and 1994, respectively. No interest was earned during the year ended December 31, 1996, as the Company used these funds to reduce liabilities.

        Personal Guarantees - Mr. Pearlman and Trans Continental have guaranteed all capital leases and loans of the Company (see Note E).

        Loans from Principal Stockholder - In May 1992, all amounts due to Mr. Pearlman, consisting of 10% notes payable, accrued salaries, bonuses and interest were consolidated into one single loan of $1,845,000. The loan was payable in equal quarterly installments of $135,000 per year including interest at 8 1/2% per annum, and commenced in July 1992. This payment schedule continued until a loan payable to a bank for the SeaWorld airship was paid (with the preferred stock proceeds - see Note H), at which time the loan became payable at the discretion of the Company. All unpaid principal and interest is due in May 1997 and has been deferred by Mr. Pearlman for an indefinite period of time. Interest on the loan payable was $93,000, $85,000, and $105,000 for the years ended 1996, 1995, and 1994, respectively.

        On June 30, 1993, the Company made a $789,000 loan (the "Loan") to an individual who had previously facilitated financing for the Company. Mr. Pearlman has guaranteed repayment of the Loan. The Loan is being repaid by Mr. Pearlman in equal monthly installments of $6,209 per month, including interest at the rate of 8.75%. The remaining unpaid principal balance of the Loan was due on June 30, 1995. It has been agreed that the Company's obligation to repay principal and interest on the loan to Mr. Pearlman shall be reduced to reflect the outstanding balance on this Loan for so long as it shall remain outstanding. Amounts due to Mr. Pearlman at December 31, 1996 and 1995 totaled $1,040,000 and $950,000, respectively, net of unamortized discount.

        During the years ended December 31, 1996 and 1995, Trans Continental advanced the Company funds that were used for operations in the amount of $3,470,000. The balance owed to Trans Continental is accruing interest at the rate of 10% per annum and is due on demand.

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

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

        Rental Arrangement and Travel Agency Service - Trans Continental serves as the Company's travel agent for substantially all of its travel arrangements and the Company is its principal customer. In the opinion of management, the terms and prices received from the corporation are similar to those available from other travel agencies. During 1996, 1995 and 1994, the Company utilized the travel agency services for reservations, while primarily paying certain costs directly to the provider.

        Hull and Liability Insurance - The Company purchases hull and liability insurance with respect to the Company's airships through Alexander Howden, Inc., an international insurance brokerage firm of which James J. Ryan is the Senior Vice President of its Aviation Aerospace Division. Mr. Ryan is also a director of the Company. Insurance expense for Alexander Howden was $131,000 and $72,000 in 1995 and 1994, respectively.

        Warrants - Reference should be made to Note H for warrants issued in connection with certain of the above transactions.

Corporate Offices - The Company provides office space to affiliates free of charge. The Company is reimbursed by the affiliates for telephone charges.

NOTE D - INCOME TAXES

        At December 31, 1995, the Company had net operating loss carryforwards for income taxes of approximately $38,141,000 available as offsets against future taxable income. During 1991, the Company experienced changes in the Company's ownership as defined in Section 382 of the Internal Revenue Code ("IRC"). The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes. Operating losses incurred after the ownership change are not limited. As a result, only approximately $23,460,000 of the operating losses which occurred after the ownership change are not limited. The operating losses incurred prior to the ownership change are limited to a certain dollar amount each year. The net operating loss carryforwards expire during the years 2000 to 2013. The company also has unused investment tax credits of $140,000 which expire principally in the year 2000.

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

NOTE D - INCOME TAXES - Continued

        The tax effect of temporary differences that give rise to significant positions of the deferred tax assets and deferred tax liabilities, consist of the following at December 31:

                                                 1996                1995
- -------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss......................  $11,953,000           $10,595,000
   Accrued expenses........................      358,000               323,000
- --------------------------------------------------------------------------------
                                              12,311,000            10,918,000
   Less: Valuation allowance...............   10,128,000             8,491,000
- --------------------------------------------------------------------------------
Deferred tax liabilities:
   Airships and related equipment..........   (2,183,000)           (2,427,000)
- --------------------------------------------------------------------------------
                                              (2,183,000)           (2,427,000)
- --------------------------------------------------------------------------------
Net deferred tax asset.....................  $     --              $      --
- --------------------------------------------------------------------------------



        The net change in the valuation allowance was approximately $244,000 relating to net operating losses from 1996.

NOTE E - CAPITAL LEASES AND LOANS PAYABLE

        Capital Leases - In October 1989, the Company purchased a new Skyship 600 Series airship (the "MetLife airship") from Airship UK. The MetLife airship and related equipment were financed primarily by net proceeds of $6,200,000 from a capital lease obtained through ORIX Commercial Credit Corp. ("ORIX"). The capital lease initially required monthly payments of $135,000 through November 1992. In December 1992, the lease was renewed for an additional three-year term at monthly payments of $121,000. At the end of the additional three year term the Company had the option to purchase this airship for $1,000,000 or renew the lease for another three year term at monthly payments of $35,000. At the completion of the third lease term, title is to be transferred to the Company upon payment of $1. On January 11, 1994 the Company renegotiated the lease to reduce the $121,000 payments. Even after the payment modifications the Company was unable to make the payments and went into default. Effective June 2, 1995, the lease was renegotiated calling for payments of principle only of $20,000 for twelve months. At the end of the initial twelve-month period, the Company began to make principle and interest payments at the rate of prime plus 1% of $40,000 for the next six months, followed by payments of $60,000 for an next six months and finally payments equaling the higher of $80,000 or 50% of the annual cash flows for the fiscal year immediately prior to the commencement of each applicable twelve-month period for the remaining term of the lease until the lease is fully amortized or a larger payment is made based upon the annual cash flow of the year. Based upon the revised payment schedule, the payments are not sufficient to cover the interest expense. Thus negative amortization results in 1994 and 1995 and the ending principal balance is increased. The balance under this capital lease amounted to $3,158,000 and $3,348,000 at December 31, 1996 and 1995.

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

NOTE E - CAPITAL LEASES AND LOANS PAYABLE - Continued

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

        The following is a schedule by year of future minimum lease payments pursuant to the capital leases together with the present value of the net minimum lease payments as of December 31, 1995:


     1997.......................................... $  860,000
     1998..........................................    960,000
     1999..........................................    960,000
     2000..........................................    960,000
     Thereafter....................................     28,000
                                                    -----------
     Total minimum lease payments..................  3,768,000
     Less amount representing interest.............    610,000
                                                    -----------
    Present value of net minimum lease payments...   $3,158,000
                                                    -----------





        Loan Payable to Senstar (Allstate) - The Company entered into an accounts receivable factoring security agreement on September 19, 1994 which was modified on November 16, 1994 and November 23, 1994. The maximum borrowing amount under the November 23rd agreement was $1,500,000. The loan balance was to be reduced by $75,000 per month beginning December 1, 1994. A fee of 0.125% per month is payable each month on the higher of funds outstanding or $1,500,000. The loan was used to payoff certain liabilities and provide a source of working capital. The balance due to Allstate as of December 31, 1994 amounted to $1,250,000. The loan was secured by accounts receivable, inventory, certain airships and equipment.

        On June 22, 1995, the Allstate loan was repaid when Transcontinental Leasing, Inc. ("TLI"), a wholly-owned subsidiary of Trans Continental, entered into a sale-leaseback agreement with the Company. Pursuant to which, the Bud One Airship was sold by the Company to TLI for the purchase price of $2,060,000, which in turn was leased back to the Company.

        On November 30, 1995, the Company entered into an arrangement with Senstar Capital Corporation ("Senstar") pursuant to which the sale-leaseback arrangement with TLI was reversed. The Company borrowed a total of $3,500,000 from Senstar, part of which has been used to repay the loan from Phoenixcor, Inc., the lender for TLI's transaction. The loan from Senstar is repayable over 5 years in sixty monthly payments of approximately $63,000 each, with a balance due at the end of the five year term of approximately $700,000, and secured by a lien on the Airship and is guaranteed by Trans Continental. The balance due under this loan amounted to $3,004,000 and $3,463,000 at December 31, 1996 and 1995, respectively.

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

NOTE E - CAPITAL LEASES AND LOANS PAYABLE - Continued

        Other Long-Term Debt - The Company has other long-term debt in the amount of $12,000 and $215,000 at December 31, 1996 and 1995, respectively. These loans mature through December 31, 2001 at various annual interest rates.

        Current maturities of long-term are as follows:


     1997.......................................... $  541,000
     1998..........................................    583,000
     1999..........................................    605,000
     2000..........................................    664,000
     Thereafter....................................    623,000
                                                    -----------
     Total ........................................ $3,016,000
                                                    -----------
                                                    -----------


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

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

NOTE F - LEGAL PROCEEDINGS - Continued

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

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

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

        Future minimum payments under these operating leases at December 31, 1996 are as follows:


     1997..........................................  $27,000
     1998..........................................    4,000
     1999..........................................    1,000
                                                    -----------
                                                     $31,000
                                                    -----------
                                                    -----------


        Rent expense amounted to $52,000, $(18,000) and $819,000 for the year ended 1996, 1995 and 1994, respectively.

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

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

                                                                      Exercise
                                                       Shares            Price          Expiration
                                                      Issuable         Per Share           Date
- -------------------------------------------------------------------------------------------------------
Warrants:
   Issued in connection with public offering in 1991:
      Officer and others in 1989 and 1991.............  215,000      $0.94 to $1.28    February 1990
                                                                                       to October 2001

                          Airship International, Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

NOTE H - STOCKHOLDERS' EQUITY - Continued

        Incentive Stock Option Plan - The Company has an incentive stock option plan (the "Plan") for key employees under which it may grant options to purchase the Company's common stock over a term of up to ten years at the fair market value at the time of the grant. Options granted to a ten percent or more shareholder, an officer, or a director, may not be for less than 110% of fair market value and must be exercised within five years. The Plan was amended in December 1991 increasing to 750,000 the number of shares reserved for issuance. The Plan terminated on October 31, 1994.

        Options under the Plan are summarized as follows:

                                                   1996       1995       1994
- -------------------------------------------------------------------------------
  Options outstanding at beginning of year........  --         --       265,000
  Options granted.................................  --         --          --
  Options exercised...............................  --         --          --
  Options cancelled...............................  --         --       265,000
- -------------------------------------------------------------------------------
  Options outstanding at end of year..............  --         --          --
- -------------------------------------------------------------------------------
  Options price per share.........................  --         --     $.94-$1.28
  Options exercisable:
     Number of shares.............................  --         --          --
                                                   ----------------------------


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

                          Airship International, Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

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

        Anheuser-Busch/Sea World - On January 2, 1994, the Company entered into an agreement with Anheuser-Busch, whereby the Company was permitted to provide passenger rides and to display advertising. The contract did not provide for usage fees or for a monthly operating fee, but permits the Company to use this airship while it still carries Sea World's logos/markings. The term of this agreement was to expire on December 31, 1994. However, the Company exercised its right under the contract to voluntarily suspend operations of the airship in April 1994.

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

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

NOTE I - AIRSHIP REVENUES, MAJOR CUSTOMERS AND CREDIT CONCENTRATION - Continued

        Catamount Petroleum Corporation/Gulf Oil - In May 1993, the Company entered into an agreement with Catamount Petroleum Corporation for the use of the Gulf airship. The initial term of the agreement is for three years. Notwithstanding this term, the agreement may be terminated by either party upon proper written notice. During 1993, the airship was in operation from July through October upon which, at the request of Catamount, the agreement was suspended through April 1994, at which time the airship resumed operations through September 1994.

        The Company was responsible for all costs associated with the operation of the Gulf airship, including repairs, maintenance, insurance and taxes.

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

        Concurrently with the execution and delivery of the Purchase and Assumption Agreement, the Company sold to Aviation all of the issued and outstanding shares of the capital stock of Airship Operations, Inc. Mr. Benscher, who is a shareholder of the Company, is a principal stockholder of Aviation. See Note C - Transactions With Stockholders, Related Parties
And Others.

        In December 1995 the Company entered into an Envelope Purchase agreement with Hampstead Technologies Limited, an affiliate of Julian Benscher, for the purchase of a new envelope for the Bud One Airship. The Company made a non-refundable deposit of $630,000. This purchase was never consummated and as such the deposit was written off in 1995.

        On May 31, 1995 the Company entered into an Aircraft Lease Agreement with Trans Continental Leasing, Inc. As part of the transaction, the Company sold and leased back the Bud One ariship and related components. The selling price was for $2,060,000 which was financed by Phoenixcor. In accordance with SFAS 98, "Accounting for Leases," any gain on the sale is deferred and amortized in proportion to the amortization of the leased asset. The resulting gain of $873,393 was capitalized as part of the airship cost and is being amortized over 20 years equal to the corresponding increased depreciation.

        This sale and lease back agreement was substituted by another Aircraft Lease Agreement with Trans Continental Leasing, Inc. on December 24, 1996. As part of this agreement, Senstar was paid off and $4,708,661 was borrowed from Norwest Equipment Finance, Inc by Trans Continental. The increase in loan proceeds was the result of the contract being modified to include a new envelope used on the Bud One Airship.

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

NOTE J - EMPLOYEE SAVINGS PLAN

        The Company has an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit of 15% of the employees salary. The Company matches 25% of each employees contributions for 1993 and 5% for 1995 and 1994, depending on length of service, up to a maximum of 6% of the employee's earnings. The Company's matching contributions to the Savings Plan was $1,948 and $11,000 for 1995 and 1994, respectively.

NOTE K - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



                                                        1996            1995         1994
                                                     ----------      ----------    --------
Cash paid during the year for:
    Interest........................................ $  475,000      $1,018,000    $392,000

Supplemental non-cash activity:
    Accrued common stock dividend................... $1,725,000      $1,725,000    $862,000



NOTE L - SUBSEQUENT EVENTS

        On December 24, 1996, Transcontinental Leasing, Inc. obtained a loan with Norwest Equipment Finance, Inc. in the amount of $4,709,000. The proceeds of this refinancing were used to repay the Company's debt to Senstar and to provide working capital to the Company. The financing did not close until January 1997.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOLINTANTS
                                  ON SCHEDULES

Board of Directors and Stockholders
Airship International Ltd.

        In connection with our audit of the financial statements of Airship International Ltd. referred to in our report dated August 22, 1997 (that contains an explanatory paragraph pertaining to a going concern and other uncertainties), which is included in the Annual Report on SEC Form 10-K for the year ended December 31, 1996 and 1995, we have also audited Schedules II, IV, V and VI, for the year ended December 31, 1996 and 1995. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



                                                  CHARLIE M. MEEKS, C.P.A., P.A.


Maitland, Florida
September 5, 1997

                           AIRSHIP INTERNATIONAL LTD.
                                  SCHEDULE II
                    AMOUNTS RECEIVABLE FROM RELATED PARTIES

                                                                BALANCE                                   BALANCE
                                                              AT BEGINNING                               AT END OF
                   NAME OF RELATED PARTY                        OF YEAR       ADDITIONS    DEDUCTIONS      PERIOD
- -----------------------------------------------------------   ------------    ---------    ----------    ----------

YEAR ENDED DECEMBER 31, 1996:
     Trans Continental Airlines, Inc.......................    $  176,000     $  99,000    $   --        $  275,000
                                                              ------------    ---------    ----------    ----------
YEAR ENDED DECEMBER 31, 1995:
     Trans Continental Airlines, Inc.......................    $1,809,000     $ 176,000    $1,809,000    $  176,000
     Airship Airways, Inc..................................    $   82,500     $   --       $   82,500    $   --
                                                              ------------    ---------    ----------    ----------
YEAR ENDED DECEMBER 31, 1994:
     Trans Continental Airlines, Inc.......................    $2,526,000     $ 742,500    $1,459,500    $1,809,000
     Airship Airways, Inc..................................    $   --         $  82,500    $   --        $   82,500
                                                              ------------    ---------    ----------    ----------

Includes $164,000 of interest income earned on advances for the years ended December 31, 1994.

                           AIRSHIP INTERNATIONAL LTD.
                                  SCHEDULE IV
                        INDEBTEDNESS TO RELATED PARTIES

                                                                BALANCE                                   BALANCE
                                                              AT BEGINNING                               AT END OF
                   NAME OF RELATED PARTY                        OF YEAR       ADDITIONS(1) DEDUCTIONS      PERIOD
- -----------------------------------------------------------   ------------    ---------    ----------    ----------

YEAR ENDED DECEMBER 31, 1996:
     Due to related party
          Trans Continental Airlines, Inc..................    $  549,000     $2,921,000   $    --       $3,470,000
          Louis J. Pearlman................................    $1,039,000     $   98,000   $    --       $1,137,000
                                                              ------------    ----------   ----------    ----------
YEAR ENDED DECEMBER 31, 1995:
     Due to related party
          Trans Continental Airlines, Inc..................    $   --         $  549,000   $   --        $  549,000
          Louis J. Pearlman................................       949,000     $   90,000   $   --        $1,039,000
                                                              ------------    ----------   ----------    ----------
YEAR ENDED DECEMBER 31, 1994:
     Due to related party
          Louis J. Pearlman................................    $  846,000     $  103,000   $   --        $  949,000
                                                              ------------    ----------   ----------    ----------

(1) Includes amortization of debt discount of $5,000 per year.

(2) Includes reduction for the loan paid to an individual which was treated as a reduction of the balance outstanding (See Note C).

                           AIRSHIP INTERNATIONAL LTD.
                                   SCHEDULE V
                         AIRSHIPS AND RELATED EQUIPMENT

                                                  BALANCE
                                                     AT                                                     BALANCE
                                                  BEGINNING     ADDITIONS                   RECLASSI-        AT END
                CLASSIFICATION                     OF YEAR       AT COST      RETIREMENTS   FICATIONS       OF YEAR
- ----------------------------------------------                   ---------    -----------    ----------    ---------

YEAR ENDED DECEMBER 31, 1996:
     Airships.................................     2,294,000        --            --             --        2,294,000
     Airship components.......................     1,605,000        --            --             --        1,605,000
     Vehicles.................................     1,566,000                     (182,000)       --        1,384,000
     Parts and equipment......................     1,197,000       19,000         --             --        1,216,000
                                                 ------------    ---------    -----------    ----------    ---------
                                                   6,662,000       19,000        (182,000)       --        6,499,000
                                                 ------------    ---------    -----------    ----------    ---------
                                                 ------------    ---------    -----------    ----------    ---------
YEAR ENDED DECEMBER 31, 1995:
     Airships.................................     2,104,000      900,000        (710,000)       --        2,294,000
     Airship components.......................     2,730,000        --         (1,125,000)       --        1,605,000
     Vehicles.................................     1,609,000                      (43,000)       --        1,566,000
     Parts and equipment......................     1,542,000        --           (345,000)       --        1,197,000
                                                 ------------    ---------    -----------    ----------    ---------
                                                   7,985,000      900,000      (2,223,000)       --        6,662,000
                                                 ------------    ---------    -----------    ----------    ---------
                                                 ------------    ---------    -----------    ----------    ---------
YEAR ENDED DECEMBER 31, 1994:
     Airships.................................    12,048,000       11,000      (7,043,000)   (2,912,000)   2,104,000
     Airship components.......................     6,762,000        --         (6,783,000)    2,751,000    2,730,000
     Vehicles.................................     1,514,000      241,000        (146,000)       --        1,609,000
     Parts and equipment......................     2,768,000       64,000      (1,451,000)      161,000    1,542,000
     Construction in progress.................       479,000        --           (479,000)       --           --
                                                 ------------    ---------    -----------    ----------    ---------
                                                  23,571,000      316,000     (15,902,000)       --        7,985,000
                                                 ------------    ---------    -----------    ----------    ---------
                                                 ------------    ---------    -----------    ----------    ---------

                           AIRSHIP INTERNATIONAL LTD.
                                  SCHEDULE VI
                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         AIRSHIPS AND RELATED EQUIPMENT

                                                     BALANCE       ADDITIONS
                                                        AT         CHARGED TO                               BALANCE
                                                    BEGINNING      COSTS AND                  RECLASSI-      AT END
                 CLASSIFICATION                      OF YEAR       EXPENSES      RETIREMENTS  FICATIONS     OF YEAR
- ------------------------------------------------                   ----------    ----------    --------    ---------

YEAR ENDED DECEMBER 31, 1996:
     Airships...................................       347,000       131,000         --           --         478,000
     Vehicles...................................     1,068,000       275,000       (127,000)      --       1,216,000
     Parts and equipment........................       543,000        55,000         --           --         598,000
                                                   ------------    ----------    ----------    --------    ---------
                                                     1,958,000       461,000       (127,000)      --       2,292,000
                                                   ------------    ----------    ----------    --------    ---------
                                                   ------------    ----------    ----------    --------    ---------
YEAR ENDED DECEMBER 31, 1995:
     Airships...................................       234,000       113,000         --           --         347,000
     Vehicles...................................       805,000       302,000        (39,000)      --       1,068,000
     Parts and equipment........................       453,000        90,000         --           --         543,000
                                                   ------------    ----------    ----------    --------    ---------
                                                     1,492,000       505,000        (39,000)      --       1,958,000
                                                   ------------    ----------    ----------    --------    ---------
YEAR ENDED DECEMBER 31, 1994:
                                                   ------------    ----------    ----------    --------    ---------
     Airships...................................     1,976,000     1,119,000     (3,078,000)    137,000      234,000
     Vehicles...................................       565,000       331,000        (91,000)      --         805,000
     Parts and equipment........................       716,000       369,000       (632,000)      --         453,000
                                                   ------------    ----------    ----------    --------    ---------
                                                     3,257,000     1,899,000     (3,801,000)    137,000    1,492,000
                                                   ------------    ----------    ----------    --------    ---------
                                                   ------------    ----------    ----------    --------    ---------

                    STATEMENT OF DIFFERENCES
The copyright symbol shall be expressed as.............................`c'
The registered trademark symbol shall be expressed as..................`r'
The trademark symbol shall be expressed as.............................`tm'
Characters normally expressed as superscript shall be preceded by.......`pp'