Form 10-K405/A
period 1995-12-31
AIRSHIP INTERNATIONAL LTD
filed 1997-10-30
CIK 764587

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

Documents Incorporated by Reference: None. A list of Exhibits to this Annual Report on Form 10-K begins on page 28.

                           AIRSHIP INTERNATIONAL LTD.
                              1995 FORM 10-K REPORT

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.   BUSINESS............................................................ 1

ITEM 2.   PROPERTIES.......................................................... 6

ITEM 3.   LEGAL PROCEEDINGS................................................... 7

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 8

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.............................................10

ITEM 6.   SELECTED FINANCIAL DATA.............................................12

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...........................................13

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......22

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................24

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....25

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

AERIAL ADVERTISING AND OTHER CONTRACTS

        Set forth below are descriptions of the Company's aerial advertising contracts which were in effect during the fiscal year ended December 31, 1995 (for further detail see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Revenue and Operating Costs -- 1995 to 1994").

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

        The Company's revenues were historically dependent on the Company's aerial advertising contracts. For the years ended December 31, 1995 and 1994, 100% and 50%, respectively, of the Company's revenues were derived from Anheuser-Busch. In addition, 19% of 1994 revenues were derived from Kingstreet Tours and 29% were derived from Gulf Oil. The Company has been adversely affected during the period between the time that any particular aerial advertising agreement terminated and the time a new contract commenced.

ACQUISITIONS, LEASES AND FINANCINGS

        Set forth below is a description of the Company's financing arrangements in effect during the year ended December 31, 1995 and for the period from December 31, 1995 through September 5, 1997.

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

        In December 1995, the Company entered into an Envelope Purchase Contract with Hampstead Technologies Limited, an affiliate of Julian Benscher, for the purchase of a new envelope for the Bud One Airship. The Company made a nonrefundable deposit of $630,000. Because the transaction was never consummated, such amount was written off in 1995. See "Management's Discussion and Analysis--Results of Operations."


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

EMPLOYEES

        As of December 31, 1995, the Company had approximately 30 full-time employees, 11 of whom are administrative, 3 of whom are pilots and the balance of whom are field operating personnel including mechanics and others who have a high degree of knowledge and expertise in the airship industry as well as field workers who accompany and maintain the Airships. The number of employees fluctuates based in part on the number of Airships conducting flight operations.

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

        Due to the weakening financial position of the Company at the time, the Company was unable to complete its audit for the year ended December 31, 1994 or to conduct audits for the years ended December 31, 1995 and 1996. Accordingly, the Company had not filed any periodic reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the quarterly and annual periods ended December 31, 1994 through March 31, 1997 or any Current Reports on Form 8-K during such periods until July 11, 1997, on which date the Company filed its Current Report on Form 8-K reporting a change of accountants. On July 18, 1997, the Company entered into a Consent and Undertaking with the Securities and Exchange Commission pursuant to which the Company agreed, among other things, to file this Annual Report on Form 10-K, Annual Reports on Form 10-K for the years ended December 31, 1994 and 1996 and all reports due under Sections 13 and 15 of the Securities Exchange Act of 1934, as amended, for all subsequent periods. Judgement was entered on August 21, 1997.

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

        OPERATING STATEMENT DATA:

                                                          Year Ended December 31,
                                 --------------------------------------------------------------------------
                                     1995           1994           1993          1992          1991
                                 ---------------- -------------- ------------- ------------- --------------
Gross Revenue                    $ 2,620,000     $  3,980,000   $  9,748,000    $ 7,258,000   $  7,015,000
Net Income (loss) before         $(4,867,000)    $(20,645,000)  $ (5,406,000)   $ 1,165,000   $ (4,418,000)
cumulative effect of a change
in accounting principal
Net Income (loss)                $(4,867,000)    $(20,645,000)   $(5,406,000)   $ 1,165,000     (4,418,000)

                                                          Year Ended December 31,
                                 ---------------- -------------- ------------- ------------- --------------
                                     1995              1994            1993         1992        1991
                                 ---------------- -------------- ------------- ------------- --------------
Net Income (loss)                   $(0.18)         $(0.74)         $(0.24)        $0.05        $(0.31)


BALANCE SHEET DATA:

                                                          Year Ended December 31,
                                 --------------------------------------------------------------------------
                                        1995           1994           1993          1992          1991
                                 ---------------- -------------- ------------- ------------- --------------
Total assets                        $5,073,000     $  9,809,000   $ 26,077,000  $ 21,690,000  $ 16,536,000
Long term debt, excluding
current maturities                  $ 3,348,000    $  3,258,000   $  3,380,000  $  3,186,000  $  4,580,000
Obligations under Capital lease     $ 3,689,000    $  1,250,000        --              --             --
Total liabilities                   $ 14,680,000   $ 13,070,000   $  7,842,000  $ 12,394,000  $ 13,909,000
Stockholders' equity                $ (9,607,000)  $ (3,261,000)  $ 18,235,000  $  9,296,000  $  2,627,000
Book value per common share               --          $ (0.10)       $  0.65       $ 0.36        $ 0.15


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

        Though management believes the Company will secure additional capital and/or attain one or more of the above goals, there can be no assurance that any acquisition, financing or other plan will be effected. Any acquisition or securities offering would be subject to the Company's due diligence, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review.

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

        The Company's stockholders' deficit at December 31, 1995 was $9,607,000, an increase of 3,261,000 from stockholders' deficit of $6,346,000 at December 31, 1994. The decrease was due primarily to the net loss of $4,867,000 in fiscal 1995. Accrual of dividends on Preferred Stock increased stockholders' deficit by $1,725,000. As a result of these deficit changes, during 1995 the Company's assets decreased $4,736,000 while liabilities increased $1,610,000. Compared to the year ended December 31, 1994, revenues, operating costs and selling, general and administrative costs decreased 34.2%, 76.9% and 21.4%, respectively. Interest expense less other income for 1995 was $1,045,000, an increase of $446,000 or 74.4%. In 1993 the Company incurred a nonrecurring cost of $741,000 in connection with the settlement of a lawsuit by a lender and related expenses and a $478,000 cost on disposition of airship components, while in 1994 the Company incurred losses of $3,443,000 when two airships were damaged. These changes in revenues and costs, as explained in more detail below, resulted in a net loss for fiscal 1994 of $20,645,000 compared to a net loss of $5,406,000 in fiscal 1993.

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

COMPARISON OF REVENUE AND OPERATING COSTS 1995 TO 1994.

        Airship revenues for 1995 were $2,820,000, a decrease of $1,360,000 (or 34.2% compared to revenues of $3,980,000 for 1994, primarily due to $1,360,000 of decreased revenues from the Bud One Airship contract which terminated on December 31, 1995. In addition, monthly fees under the Bud One Contract were reduced for a period of six months effective February 1994. The 600.05 Airship, formerly the Met Life airship, operated for only three months during 1994, while the Met Life airship operated for six months during 1993, reducing revenues for 1994, as compared to 1993. These decreases were partially offset by approximately four months of revenues earned from operating the Gulf Oil Airship in 1994 compared to its operation for just over three months during 1993 when operations of that airship first began. The Bud One contract was amended in July 1994 and provided for operations at the full price from August 1994 through December 1996. However, during December 1995, it was determined that the envelope was in need of replacement. Therefore, the Company removed the airship from service.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE COMPARISON 1995 TO 1994.

         Selling, general and administrative costs were $1,893,000 for 1995, a decrease of $515,000 or 21.4% compared to 1994. The decrease related primarily to a reduction in outside services and professional and legal fees of $309,000 and late fees incurred with respect to the Orix Lease during 1994 in the amount of $138,898.

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

        The Company continues to experience negative cash flows from operating activities. During 1995, the Company sustained a net change in cash and cash equivalents of ($517,000), with a reduction of $4,887,000 from operating activities. At December 31, 1995, available cash balances were represented by the $26,000 in cash. The balance of the $1,809,000 in the Cash Escrow Account were subsequently used by the Company to repay certain obligations to its vendors. Cash flow has been adversely affected by the temporary cessation of flights and fees under all of its contracts.

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

        The Company's negative cash flow for 1995 was $517,000. Operating activities utilized $4,887,000 principally as a result of the net loss for the period, which includes non-cash charges of approximately $3,047,000. In addition, the change in operating assets and liabilities increased the negative cash flow effect of the net loss by approximately $3,067,000. Liabilities at December 31, 1995 increased to approximately $14,680,000 as a result of new debt financing with Senstar Capital Corporation. Investing activities contributed $1,632,000 in the form of funds taken from the Cash Escrow Account. Financing activities contributed $2,739,000 principally from proceeds of the Senstar Loan, partially offset by repayment of loans.

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




                      SHARES OWNED OF RECORD   PERCENTAGE OF OUTSTANDING  PERCENTAGE OF OUTSTANDING
NAME AND ADDRESS      OR BENEFICIALLY          SHARES OF COMMON STOCK     SHARES OF PREFERRED STOCK
----------------      -----------------        ------------------------   -------------------------
Louis J. Pearlman(1)     9,302,291                        23.9%                         *
Alan A. Siegel(2)         51,130                            *                           *
Roy T. Belotti             1,250                            *                           *
Marvin Palmquist            -0-                             *                           *
James J. Ryan(3)          97,000                            *                           *
Transcontinental(4)      3,666,862                          10%                         *
All officers and         13,118,533                       24.3                          *
directors as a group
(5 persons)(2)(5)




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

(5)      Includes the options described in footnotes (2) and (3), above.

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

                                            AIRSHIP INTERNATIONAL LTD.

Dated:  October  15, 1997                   By:  /s/ Louis J. Pearlman
                                               -----------------------
                                            Louis J. Pearlman
                                            Chairman of the Board of
                                            Directors, President and
                                            Treasurer (Principal Executive
                                            and Financial Officer)

Dated:  Oct0ber  16, 1997                   By:  /s/ Alan A. Siegel
                                               --------------------
                                            Alan A. Siegel
                                            Secretary & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: October 15, 1997
                                            By: /s/ Marvin Palmquist
                                               ---------------------
                                            Marvin Palmquist
                                            Director

Dated: October 15, 1997                     By: /s/ James J. Ryan
                                               -------------------
                                            James J. Ryan
                                            Director

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

                                            CHARLIE M. MEEKS, C.P.A., P.A.

Maitland, Florida
October 15, 1997

                           AIRSHIP INTERNATIONAL LTD.
                                 BALANCE SHEETS
                                  DECEMBER 31,


                                                     1995             1994
======================================================================================
                             ASSETS
Airships and Related Equipment:
    Airships                                            $  2,294,000      $  2,104,000
    Vehicles                                               1,566,000         1,609,000
    Parts and equipment                                    1,197,000         1,542,000
    Airship components                                     1,605,000         2,730,000
----------------------------------------------------------------------------------------
                                                           6,662,000         7,985,000
Less: Accumulated depreciation and
      amortization                                         1,958,000         1,492,000
----------------------------------------------------------------------------------------
                                                           4,704,000         6,493,000

Cash and cash equivalents                                     26,000           543,000
Prepaid insurance                                             81,000           626,000
Due from related parties                                     176,000         1,809,000
Deferred financing and offering costs,
  net of accumulated amortization                                  -           157,000
Other assets                                                  86,000           181,000
----------------------------------------------------------------------------------------
                                                        $  5,073,000      $  9,809,000
========================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
   Accounts payable - trade                             $  1,690,000      $  4,068,000
   Customer payment on future services                       553,000         1,367,000
   Insurance financing                                       104,000           291,000
   Accrued expenses and other liabilities                  2,838,000         1,886,000
   Obligations under capital leases                        3,348,000         3,258,000
   Loan payable                                            3,689,000         1,250,000
   Deferred gain on sale of airship                          854,000                 -
   Due to related parties                                  1,604,000           950,000
----------------------------------------------------------------------------------------
      Total liabilities                                   14,680,000        13,070,000
========================================================================================

CONTINGENCIES AND COMMITMENTS                                      -                 -

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.01 par value:
     Authorized - 10,000,000 shares, issued and
     outstanding - 2,797,000 shares in 1995
     and 2,875,000 in 1994                                    28,000            29,000
   Common stock, $.01 par value:
     Authorized - 80,000,000 shares, issued and
     outstanding - 40,490,000 shares in 1995
     and 31,356,000 in 1994                                  405,000           314,000
   Capital in excess of par value - Preferred Stock       14,443,000        14,442,000
   Capital in excess of par value - Common Stock          22,086,000        21,931,000
   Accumulated deficit                                   (46,569,000)      (39,977,000)
----------------------------------------------------------------------------------------
      Total stockholders' equity (deficit)                (9,607,000)       (3,261,000)
----------------------------------------------------------------------------------------
                                                        $  5,073,000      $  9,809,000
========================================================================================

        The accompanying notes are an integral part of these statements.
                           AIRSHIP INTERNATIONAL LTD.

                            STATEMENTS OF OPERATIONS
                         FOR THE YEAR ENDED DECEMBER 31,

                                                         1995               1994              1993
========================================================================================================
Airship Revenue                                     $  2,620,000      $   3,980,000      $  9,748,000
--------------------------------------------------------------------------------------------------------
Costs and Expenses:
Operating costs                                        4,027,000         17,452,000         9,964,OOO
Selling, general and administrative expenses           1,893,000          2,408,000         3,449,000
--------------------------------------------------------------------------------------------------------
                                                       5,920,000         19,860,000        13,413,000

Loss from operations                                  (3,300,000)       (15,880,000)       (3,665,000)
--------------------------------------------------------------------------------------------------------

Other income (expense)
  Loss on sale of airship components
    to a stockholder                                    (548,000)          (659,000)               --
  Realized gain on sale leaseback                         26,000                 --                --
  Gain (loss) on insurance settlement                         --         (3,443,000)               --
  Interest expense                                    (1,103,000)          (805,000)         (913,000)
  Interest, royalties and other income                    58,000            206,000           391,000
  Costs relating to settlement of litigation                  --            (64,000)         (741,000)
  Loss on disposition of airship component                    --                 --          (478,000)
--------------------------------------------------------------------------------------------------------
                                                      (1,567,000)        (4,765,000)       (1,741,000)
--------------------------------------------------------------------------------------------------------

Net income (loss)                                    $(4,867,000)      $(20,645,000)      $(5,406,000)
--------------------------------------------------------------------------------------------------------

Weighted average number of common
  shares and equivalents outstanding                  36,008,000         30,161,000        27,073,000
========================================================================================================

Net income (loss) applicable to common stock:
  Net income (loss)                                  $(4,867,000)      $(20,645,000)      $(5,406,000)
  Less preferred stock dividend                       (1,725,000)        (1,681,000)       (1,166,000)
--------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common stock         $(6,592,000)      $(22,326,OOO)      $(6,572,OOO)
========================================================================================================

Net income (loss) per share                               $(0.18)      $      (0.74)      $     (0.24)
========================================================================================================

  SIGNIFICANT AMOUNTS APPLICABLE TO RELATED PARTIES

Operating costs - Insurance expense                  $    --           $     74,000       $ 1,319,000
Selling, general and administrative:
  Travel                                             $    --           $       --         $     6,000
Interest expense                                     $   101,000       $    105,000       $   149,000
Interest income                                      $    23,000       $    164,000       $   184,000


        The accompanying notes are an integral part of these statements.

                           AIRSHIP INTERNATIONAL LTD.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         FOR THE YEAR ENDED DECEMBER 31,

                                                                                          Capital in Excess
                                                                                            of Par Value
                                             Preferred Stock       Common Stock       ------------------------
                                         ------------------------------------------   Preferred      Common      Accumulated
                                           Shares    Par Value   Shares   Par Value     Stock         Stock        Deficit
=============================================================================================================================
Balance at December 31, 1992                     -   $     -   25,939,000  $259,000         $  -   $20,116,000  $(11,079,000)

Sale of common stock and warrants
  issued to private investors, less
  related expenses of $27,000                    -         -      318,000     3,000            -       209,000             -
  Sale of preferred stock to public
   less related expenses of $2,779,000   2,875,000    29,000            -         -   14,442,000             -   (11,079,000)
  Exercise of warrants into common
   stock                                         -         -      640,000     6,000            -       396,000             -
  Repurchase of warrants                         -         -            -         -            -      (222,000)            -
  Dividends paid on preferred stock:
   In cash                                       -         -            -         -            -             -      (518,000)
   In common stock                               -         -    1,049,000    11,000            -       637,000      (648,000)
  Loss                                           -         -            -         -            -             -    (5,406,000)
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993             2,875,000    29,000   27,946,000   279,000   14,442,000    21,136,000   (17,651,000)

 Issuance of common stock from private
   placement, less expenses of S7,000            -         -    1,344,000    14,000            -       169,000             -
 Dividends paid on preferred stock:
   In cash                                       -         -            -         -            -             -      (172,000)
   In common stock                               -         -    2,066,000    21,000            -       626,000      (647,000)


        The accompanying notes are an integral part of these statements.

                           AIRSHIP INTERNATIONAL LTD.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         FOR THE YEAR ENDED DECEMBER 31,

                                                                                          Capital in Excess
                                                                                            of Par Value
                                             Preferred Stock       Common Stock       ------------------------
                                         ------------------------------------------   Preferred      Common      Accumulated
                                           Shares    Par Value   Shares   Par Value     Stock         Stock        Deficit
=============================================================================================================================
Accrued common stock dividend                     -         -           -         -            -             -      (862,000)
Loss                                              -         -           -         -            -             -   (20,645,000)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994              2,875,000   $29,000  31,356,000  $314,000  $14,442,000   $21,931,000  $(39,977,000)

 Conversion of preferred stock into
   common stock                             (78,000)   (1,000)    467,000     5,000        1,000        (5,000)            -
 Exercise of stock options as compensation        -         -   5,000,000    50,000            -        50,000             -
 Issuance of common stock to Trans
   Continental for loan guarantee                 -         -   3,667,000    36,000            -       110,000             -
 Dividends paid on preferred stock:
   Accrued common stock dividend                  -         -           -         -            -             -    (1,725,000)
 Loss                                             -         -           -         -            -             -    (4,867,000)
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995              2,797,000   $28,000  40,490,000  $405,000  $14,443,000   $22,086,000  $(46,569,000)
=============================================================================================================================


        The accompanying notes are an integral part of these statements.

                           AIRSHIP INTERNATIONAL LTD.
                            STATEMENTS OF CASH FLOWS
                         FOR THE YEAR ENDED DECEMBER 31,


Increase (decrease) in cash and cash equivalents

                                                                    1995             1994           1993
=============================================================================================================
 Cash flows from operating activities
   Net income (loss)                                            $(4,867,000)    $(20,645,000)    $(5,406,000)
   Adjustments to reconcile net income (loss)
    to net cash flows used in operating activities:
     Issuance of common stock through exercise
      of options                                                    100,000                -               -
     Issuance of common stock in exchange for
      Trans Continental debt guarantee                              146,000                -               -
     Depreciation and amortization                                  661,000        2,389,000       1,223,000
     Realized gain on sale leaseback                                (26,000)               -               -
     Loss from impairment of long-lived assets                    1,462,000        9,634,OOO               -
     Gain (loss) on dispositon of airship
     components and related assets                                  704,000          153,000               -
     Loss on insurance settlement                                         -        1,467,000               -
     Loss on abandonment of Blimp USA                                     -          479,000               -
     Other - net                                                          -                -         232,OOO
     Loss on disposition of airship component                             -                -         478,000
     Changes in operating assets and liabilities:
       Prepaid insurance                                            545,O00          807,OOO        (253,OOO)
       Other assets                                                  95,000          262,000        (136,000)
       Accounts payable - trade                                  (2,378,000)       3,153,000         464,OOO
       Customer payments on future services                        (813,000)       1,117,000         (57,000)
       Insurance financing                                         (187,000)      (1,213,000)        433,000
       Accrued expense to principal stockholder                           -                -         139,000
       Accrued expenses and other liabilities                      (329,000)         253,000         (73,000)
-------------------------------------------------------------------------------------------------------------
        Net cash flows used in operating
         activities                                            (4,887,000)      (2,144,000)     (2,956,000)
-------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:
    Proceeds from sale of airship components                       20,000           55,000       2,228,000
    Acquisition ofairships and related equipment                  (21,000)        (317,000)     (6,716,000)
    Net change in due from Trans Continental                   1,632,000          717,000      (1,940,000)
    Net cash flows provided by (used in)
-------------------------------------------------------------------------------------------------------------
        Net cash flows provided by (used in)
         investing activities                                   1,631,000          455,000      (6,428,OOO)
-------------------------------------------------------------------------------------------------------------



        The accompanying notes are an integral part of these statements.

                           AIRSHIP INTERNATIONAL LTD.
                            STATEMENTS OF CASH FLOWS
                         FOR THE YEAR ENDED DECEMBER 31,


Increase (decrease) in cash and cash equivalents

                                                                    1995             1994           1993
=============================================================================================================

Cash flows from financing activities:

   Proceeds from issuance of loans payable                       3,500,000       1,432,000         420,000
   Principal payments on capital leases and loans               (1,415,000)       (479,000)     (4,728,000)
   Principal payments to related party                                   -         104,000      (1,150,000)
   Net proceeds from issuance of common stock                            -               -         614,000
   Net proceeds from private placement of debt                           -         183,000
   Net proceeds from issuance of preferred stock                         -               -      14,662,000
   Payment of dividends                                                  -        (173,000)       (518,000)
   Repurchase of warrants                                                -                        (222,OOO)
   Proceeds from loans from stockholder                            654,000               -               -
-------------------------------------------------------------------------------------------------------------
      Net cash flows from financing activities                   2,739,000       1,067,000       9,078,000
-------------------------------------------------------------------------------------------------------------

Net changes in cash and equivalents                               (517,000)       (622,000)       (306,000)
Cash and equivalents, beginning of year                            543,000       1,165,000       1,471,000
-------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of year                              $    26,000     $   543,000     $ 1,165,000
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

Construction in Progress -- The Company has abandoned its plans to build a manufacturing complex and aviation hangar to be called Blimp Port USA'tm' which would have been located at a site near its Orlando, Florida base of operations. The Company intended to use this facility to manufacture, assemble and maintain airships for commercial and governmental use and provide offices for technical and executive personnel. The Company has acquired a Federal Aviation Administration (FAA) license necessary for the assembly and maintenance of airships. Capitalized costs, including interest, relating to the facilities amounted to $479,000 were written off during the year ended December 31, 1994. Such costs included incremental costs directly identifiable with the facility, such as land lease rental, property taxes, insurance and other costs directly associated with the acquisition, development and construction of the project. To date costs capitalized represent consulting, architectural and design fees.

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

Hull and Liability Insurance -- The Company purchases hull and liability insurance with respect to the Company's airships through Alexander and Howden, Inc., an international insurance brokerage firm of which James J. Ryan is the Senior Vice President of its Aviation Aerospace Division. Mr. Ryan is also a director of the Company and, in 1990, was granted a five-year warrant to purchase 67,000 shares of common stock at $2.20 per share. Insurance expense for Alexander and Howden was $131,000, $72,000, and $1,319,000 in 1995, 1994, and
1993, respectively.

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

                              Airship International Ltd.
                            NOTES TO FINANCIAL STATEMENTS
                           December 31, 1995, 1994 and 1993

   NOTE D-INCOME TAXES-Continued

   The tax effect of temporary differences that give rise to significant positions of the deferred tax assets and deferred tax liabilities, consist of the following at December 31:



                                                     1995            1994
--------------------------------------------------------------------------------
 Deferred tax assess:
       Net operating loss                     $ 10,595,000        $ 14,576,000
       Accrued expenses                            323,000             291,000
--------------------------------------------------------------------------------
                                                10,918,000          14,867,000
     Less: Valuation allowance                   8,491,000          11,990,000
--------------------------------------------------------------------------------
                                                 2,427,000           2,877,000
 Deferred tax liabilities:
       Airships and related equipment           (2,427,000)         (2,877,000)
--------------------------------------------------------------------------------
                                                (2,427,000)         (2,877,000)
--------------------------------------------------------------------------------
 Net deferred tax asset                       $     --            $      --
--------------------------------------------------------------------------------


The net change in the valuation allowance was approximately $450,000 relating to net operating losses from 1995.

NOTE E - CAPITAL LEASES AND LOANS PAYABLE

Capital leases payable consist of the following:

                                                                        1995                1994
------------------------------------------------------------------------------------------------------
  Capital lease of MetLife airship, payable monthly through November
  1995 with an option to renew through November 1998, less amounts
  ($640,000 and $670,000) representing interest with an annual interest rate of 16%. The lease was renegotiated
  in January 1994 and June 1995.                                      $ 3,348,000         $ 2,904,000
------------------------------------------------------------------------------------------------------

                                                                      $ 3,348,000         $ 2,904,000
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

Current maturities of long-term are as follows:
 1996                                                     $ 601,000
 1997                                                       552,000
 1998                                                       572,000
 1999                                                       609,000
 2000                                                       663,000
 Thereafter                                                 679,000
                                                          ---------
 Total minimum lease payments                             3,676,000
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


                                                           Exercise
                                            Shares           Price           Expiration
                                           Issuable        Per Share            Date
---------------------------------------------------------------------------------------------------
 Warrants:

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




 Options under the Plan are summarized as follows:



                                                      Year Ended December 31,
                                              -----------------------------------------
                                                1995          1994           1993
 Options outstanding at beginning of year         -         265,000         265,000
 Options granted                                  -            -               -
 Options exercised                                -            -               -
 Options cancelled                                -         265,000            -
---------------------------------------------------------------------------------------
 Options outstanding at end of year               -               -         265 000
---------------------------------------------------------------------------------------
 Option price per share                           -       $.94 - $1.28    $.94 - $1.28
 Options exercisable:
   Number of shares                               -               -          265,000
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


 In December 1995 the Company entered into an Envelope Purchase agreement with Hampstead Technologies Limited, an affiliate of Julian Benscher, for the purchase of a new envelope for the BudOne Airship. The Company made a non-refundable deposit of $630,000. This purchase was never consummated and as such the deposit was written off in 1995.


 On May 31, 1995 the Company entered into an Aircraft Lease Agreement with Trans Continental Leasing, Inc. As part of the transaction, the Company sold and leased back the BudOne airship and related components. The selling price was for $2,060,000 which was financed by Phoenixcor. In accordance with SFAS 98, "Accounting for Leases," any gain on the sale is deferred and amortized in proportion to the amortization of the leased asset. The resulting gain of $873,393 was capitalized as part of the airship cost and is being amortized over 20 years equal to the corresponding increased depreciation.

 This sale and lease back agreement was substituted by another Aircraft Lease Agreement with Trans Continental Leasing, Inc. on December 24, 1996. As part of this agreement Phoenixcor was paid off and $4,708,661 was borrowed from Norwest Equipment Finance, Inc by Trans Continental. The increase in loan proceeds was the result of the contract being modified to include a new envelope used on the BudOne ship.

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



 NOTE K - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                          1995              1994         1993
 Cash paid during the year for:
 Interest                                             $ 1,018,000       $ 392,000     $ 832,000


 Supplemental non-cash activity:
 Accrued common stock dividend                        $ 1,725,000       $ 862,000    $       --




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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOLINTANTS
                                  ON SCHEDULES

 Board of Directors and Stockholders
 Airship International Ltd.

 In connection with our audit of the financial statements of Airship International Ltd. referred to in our report dated September 5, 1997 (that contains an explanatory paragraph pertaining to a going concern and other uncertainties), which is included in the Annual Report on SEC Form 10-K for the year ended December 31, 1995 and 1994, we have also audited Schedules II, IV, V, VI, and IX for the year ended December 31, 1995 and 1994. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.




                                                   CHARLIE M. MEEKS, C.P.A, P.A.

 Maitland, Florida
 September 5, 1997

                                  AIRSHIP INTERNATIONAL LTD.

                                          SCHEDULE II

                            AMOUNTS RECEIVABLE FROM RELATED PARTIES

                                   BALANCE                                      BALANCE
                                 AT BEGINNING                                  AT END OF
NAME OF RELATED PARTY               OF YEAR        ADDITIONS    DEDUCTIONS       PERIOD
-------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
Trans Continental Airlines, Inc.... $1,809,000       $  176,000   $1,809,000    $  176,000
Airship Airways, Inc................$   82,500           --       $   82,500        --
-------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994:
Trans Continental Airlines, Inc.... $2,526,000       $  742,500   $1,459,500    $1,809,000
Airship Airways, Inc............... $   82,500           --       $   82,500   $    --
-------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:
Trans Continental Airlines, Inc.... $  586,000       $1,940,000   $    --       $2,526,000
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

                                     AIRSHIP INTERNATIONAL LTD.
                                            SCHEDULE IV
                                   INDEBTEDNESS TO RELATED PARTIES


                                   BALANCE                                        BALANCE
                                 AT BEGINNING                                    AT END OF
NAME OF RELATED PARTY               OF YEAR        ADDITIONS(1)    DEDUCTIONS       PERIOD
-----------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1995:

Due to related party --
  Trans Continental Airlines, Inc...   $    --          $549,000        $    --       $  549,000
  Louis J. Pearlman.................   $  949,000       $ 90,000        $    --       $1,039,000
------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994:
  Due to related party --
  Louis J. Pearlman.................   $  846,000       $103,000        $   --        $  949,000
-----------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:
  Due to related party --
  Louis J. Pearlman.................   $1,857,000       $197,000        $1,208,000(2) $  846,000
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

                          Airship International Ltd.

                                   SCHEDULE V

                          AIRSHIPS AND RELATED EQUIPMENT



                                            Balance                                                              Balance
                                         at Beginning        Additions                                           at End
Classification                              of Year           at Cost         Retirements  Reclassifications     of Year
                                        ----------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
     Airships.........................      2,104,000          900,000         (710,000)          --             2,294,000
     Airship components...............      2,730,000            --           (1,125,000)         --             1,605,000
     Vehicles.........................      1,609,000            --              (39,000)         --             1,566,000
     Parts and equipment..............      1,542,000            --             (345,000)         --             1,197,000
                                            ------------------------------------------------------------------------------
                                            7,985,000           900,000      (2,223,000)          --             6,662,000
                                            ------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,1994:
     Airships.........................     12,048,000            11,000      (7,043,000)     (2,912,000)         2,104,000
     Airship components..............       6,762,000              --        (6,783,000)      2,751,000          2,730,000
     Vehicles........................       1,514,000           241,000        (146,000)           --            1,609,000
     Parts and equipment.............       2,768,000            64,000      (1,451,000)        161,000          1,542,000
     Construction in progress........         479,000              --          (479,000)         --                 --
                                            ------------------------------------------------------------------------------
                                            23,571,000          316,000      (15,902,000)         --             7.985,000
                                            ------------------------------------------------------------------------------

                                            ------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,1993:
     Airships.........................     12,748,000            296,000          --          (996,000)         12,048,000
     Airship components..............       1,337,000          5,903,000        (478,000)         --             6,762,000
     Vehicles........................         793,000          1,011,000        (290,000)        --              1,514,000
     Parts and equipment.............       1,430,000          1,027,000        (685,000)      996,000           2,768,000
     Construction in progress........           --               479,000           --            --                479,000
                                            ------------------------------------------------------------------------------
                                           16,308,000          8,716,000      (1,453,000)         --            23,571,000
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

                                         Airship International Ltd.

                                                SCHEDULE VI

                                ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                                      AIRSHIPS AND RELATED EQUIPMENT

                                                             ADDITIONS
                                            BALANCE         CHARGED TO                                           BALANCE
                                         AT BEGINNING        COSTS AND                                           AT END
CLASSIFICATION                              OF YEAR           EXPENSES         RETIREMENTS  RECLASSIFICATIONS    OF YEAR
                                        ----------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
  Airships.......................          234,000          113,000            --                --            347,000
  Vehicles.......................          805,000          302,000          (39,000)            --          1,068,000
  Parts and equipment............          453,000           90,000            --                --            543,000
                                          --------------------------------------------------------------------------------
                                          1,492,000         505,000          (39,000)            --          1,958,000
  YEAR ENDED DECEMBER 31, 1994:           --------------------------------------------------------------------------------

  Airships......................          1,976,000       1,199,000       (3,O78,000)          137,000         234,000
  Airship components............             --             451,000         (314,000)         (137,000)          --
  Vehicles......................            565,000         331,000          (91,000)            --            805,000
  Parts and equipment...........            716,000         369.000         (632,000)            --            453,000
  Construction in progress......               --              --               --                --              --
                                            ------------------------------------------------------------------------------
                                            3,257,000      2,350,000      (4,115,000)            --          1,492,000
YEAR ENDED DECEMBER 31, 1993:               ------------------------------------------------------------------------------
  Airships.....................             1,536,000       659,000          --             (219,000)        1,976,000
  Vehicles ....................               598,000       209,000        (242,000)                           565,000
  Parts and equipment..........               719,000       355,000        (577,000)        (219,000)          716,000
                                            ------------------------------------------------------------------------------
                                            2,853,000     1,223,000        (819,000)          --             3,257,000
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
CLASSIFICATION                           OF PERIOD              RATE            PERIOD              PERIOD         PERIOD
                                        ----------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
Note payable to financial institution.... $  -                    0%           $  --              $  -              0%
--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994:
Note payable to financial institution.... $  -                    0%           $  --              $  -              0%
--------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:
Note payable to financial institution.... $  -                   12%           $800,000           $228,000         12%
--------------------------------------------------------------------------------------------------------------------------

                    STATEMENT OF REFERENCES
The copyright symbol shall be expressed as.............................`c'
The registered trademark symbol shall be expressed as..................`r'
The trademark symbol shall be expressed as.............................`tm'
Characters normally expressed as superscript shall be preceded by.......`pp'