Form 10-K405/A
period 1996-12-31
AIRSHIP INTERNATIONAL LTD
filed 1997-10-30
CIK 764587

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

AERIAL ADVERTISING AND OTHER CONTRACTS

        Set forth below are descriptions of the Company's aerial advertising contracts which were in effect during the fiscal year ended December 31, 1996 (for further detail see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Revenue and Operating Costs -- 1996 to 1995").

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




OPERATING STATEMENT DATA:
                                                                 YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------
                                            1996           1995           1994           1993           1992
                                         -----------    -----------    -----------    -----------    -----------

Gross revenues........................   $   --         $ 2,620,000    $  3,980,000    $ 9,748,000    $ 7,258,000
Net income (loss) before cumulative
effect of a change in accounting
principle.............................   $(2,506,000)   $(4,867,000)   $(20,645,000)   $(5,406,000)   $ 1,165,000

Net income (loss).....................   $(2,506,000)   $(4,867,000)   $(20,645,000)   $(5,406,000)   $ 1,165,000
Net income (loss) per share...........   $     (0.10)   $     (0.18)   $     (0.74)   $     (0.24)   $      0.05

BALANCE SHEET DATA:


                                                                   AT DECEMBER 31,
                                         -----------------------------------------------------------------------
                                            1996           1995           1994           1993           1992
                                         -----------    -----------    -----------    -----------    -----------

Total assets..........................   $  4,496,000   $  5,073,000   $  9,819,000    $26,077,000    $21,690,000
Long-term obligations.................   $  3,016,000   $  3,689,000   $    --         $   --         $   --
Obligations under capital lease.......   $  3,158,000   $  3,348,000   $  3,258,000    $ 3,380,000    $ 3,186,000
Total liabilities.....................   $ 18,334,000   $ 14,680,000   $ 13,070,000    $ 7,842,000    $12,394,000
Stockholders' equity (deficit)........   $(13,838,000)  $ (9,607,000)  $  (3,251,00)   $18,235,000    $ 9,296,000
Book value per common share...........   $      (0.34)  $      (0.27)  $      (0.10)   $      0.65    $      0.36

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

OVERALL FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The Company's stockholders' deficit at December 31, 1996 was $13,838,000, an increase of $4,231,000 from stockholders' deficit of $9,607,000 at December 31, 1995. The increase was due primarily to the net loss of $2,506,000 in fiscal 1996. The accrual of dividends on Preferred Stock decreased equity by $1,725,000. As a result of these equity changes, during 1996 the Company's assets decreased $577,000 while liabilities increased $3,664,000. Compared to the year ended December 31, 1995, revenues, operating costs and selling, general and administrative costs decreased 100%, 71.4% and 63.6%, respectively. Interest expense less other income for 1996 was $724,000, an increase of $321,000 or 30.7%. These changes in revenues and costs, as explained in more detail below, resulted in a net loss for fiscal 1996 of $2,506,000 compared to a net loss of $4,867,000 in fiscal 1995.

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




                           AIRSHIP INTERNATIONAL LTD.
                            STATEMENTS OF OPERATIONS


                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                          1996           1995            1994
                                                                       -----------    -----------    ------------

Airship Revenue.....................................................   $   --         $ 2,620,000    $  3,980,000
Costs and Expenses:
     Operating costs................................................     1,150,000      4,027,000      17,452,000
     Selling, general and administrative expenses...................       689,000      1,893,000       2,408,000
                                                                       -----------    -----------    ------------
                                                                         1,839,000      5,920,000      19,860,000
Loss from operations................................................    (1,839,000)    (3,300,000)    (15,880,000)
                                                                       -----------    -----------    ------------
Other income (expense)
     Gain (loss) on sale of airship components to a stockholder.....        13,000       (548,000)       (659,000)
     Realized gain on sale leaseback................................        44,000         26,000         --
     Loss on insurance settlement...................................       --             --           (3,433,000)
     Interest expense...............................................      (768,000)    (1,103,000)       (805,000)
     Interest, royalties and other income...........................        44,000         58,000         206,000
     Costs relating to settlement of litigation.....................       --             --              (64,000)
                                                                       -----------    -----------    ------------
                                                                          (667,000)    (1,567,000)     (4,765,000)
                                                                       -----------    -----------    ------------
Net income (loss)...................................................   $(2,506,000)   $(4,867,000)   $(20,645,000)
                                                                       -----------    -----------    ------------
Weighted average number of common shares and equivalents
  outstanding.......................................................    40,879,000     36,008,000      30,161,000
Net income (loss) applicable to common stock:
     Net income (loss)..............................................   $(2,506,000)   $(4,867,000)   $(20,645,000)
     Less preferred stock dividend..................................    (1,725,000)    (1,725,000)     (1,681,000)
                                                                       -----------    -----------    ------------
Net income (loss) applicable to common stock........................   $(4,231,000)   $(6,592,000)   $(22,326,000)
                                                                       -----------    -----------    ------------
Net income (loss) per share.........................................   $     (0.10)   $     (0.18)   $      (0.74)
                                                                       -----------    -----------    ------------

SIGNIFICANT AMOUNTS APPLICABLE TO RELATED PARTIES
Operating costs -- Insurance expense................................   $   --         $        --    $     74,000
Selling, general and administrative:
     Interest expense...............................................   $   293,000    $   101,000    $    105,000
     Interest income................................................   $   --         $    23,000    $    164,000

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

        Change in Accounting Estimate - Effective April 1, 1994, the Company revised its estimate of useful lives of airships and airship components. Previously, airship envelopes and Nightsigns'tm' on operating airships were depreciated over 20 years. The Company has changed the useful lives to 4 1/2 years on airship envelopes and 10 years for Nightsigns'tm' resulting in an additional charge to income of $774,000 or $.03 per share.

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

                           Airship International Ltd.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

NOTE D - INCOME TAXES - Continued

        The tax effect of temporary differences that give rise to significant positions of the deferred tax assets and deferred tax liabilities, consist of the following at December 31:

                                                 1996                1995
-------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss......................  $11,953,000           $10,595,000
   Accrued expenses........................      358,000               323,000
--------------------------------------------------------------------------------
                                              12,311,000            10,918,000
   Less: Valuation allowance...............   10,128,000             8,491,000
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Airships and related equipment..........   (2,183,000)           (2,427,000)
--------------------------------------------------------------------------------
                                              (2,183,000)           (2,427,000)
--------------------------------------------------------------------------------
Net deferred tax asset.....................  $     --              $      --
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

                                                                      Exercise
                                                       Shares            Price          Expiration
                                                      Issuable         Per Share           Date
-------------------------------------------------------------------------------------------------------
Warrants:
   Issued in connection with public offering in 1991:
      Officer and others in 1989 and 1991.............  215,000      $0.94 to $1.28    February 1990
                                                                                       to October 2001

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

        Options under the Plan are summarized as follows:

                                                   1996       1995       1994
-------------------------------------------------------------------------------
  Options outstanding at beginning of year........  --         --       265,000
  Options granted.................................  --         --          --
  Options exercised...............................  --         --          --
  Options cancelled...............................  --         --       265,000
-------------------------------------------------------------------------------
  Options outstanding at end of year..............  --         --          --
-------------------------------------------------------------------------------
  Options price per share.........................  --         --     $.94-$1.28
  Options exercisable:
     Number of shares.............................  --         --          --
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



                                                  CHARLIE M. MEEKS, C.P.A., P.A.


Maitland, Florida
September 5, 1997

                           AIRSHIP INTERNATIONAL LTD.
                                  SCHEDULE II
                    AMOUNTS RECEIVABLE FROM RELATED PARTIES

                                                                BALANCE                                   BALANCE
                                                              AT BEGINNING                               AT END OF
                   NAME OF RELATED PARTY                        OF YEAR       ADDITIONS    DEDUCTIONS      PERIOD
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

                           AIRSHIP INTERNATIONAL LTD.
                                  SCHEDULE IV
                        INDEBTEDNESS TO RELATED PARTIES

                                                                BALANCE                                   BALANCE
                                                              AT BEGINNING                               AT END OF
                   NAME OF RELATED PARTY                        OF YEAR       ADDITIONS(1) DEDUCTIONS      PERIOD
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

                           AIRSHIP INTERNATIONAL LTD.
                                   SCHEDULE V
                         AIRSHIPS AND RELATED EQUIPMENT

                                                  BALANCE
                                                     AT                                                     BALANCE
                                                  BEGINNING     ADDITIONS                   RECLASSI-        AT END
                CLASSIFICATION                     OF YEAR       AT COST      RETIREMENTS   FICATIONS       OF YEAR
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

                           AIRSHIP INTERNATIONAL LTD.
                                  SCHEDULE VI
                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         AIRSHIPS AND RELATED EQUIPMENT

                                                     BALANCE       ADDITIONS
                                                        AT         CHARGED TO                               BALANCE
                                                    BEGINNING      COSTS AND                  RECLASSI-      AT END
                 CLASSIFICATION                      OF YEAR       EXPENSES      RETIREMENTS  FICATIONS     OF YEAR
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