Form 10-Q
period 1997-09-30
AIRSHIP INTERNATIONAL LTD
filed 1997-11-19
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 1997
                                      -OR-
            [ ] Transaction Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________



--------------------------------------------------------------------------------

                          Commission File Number 0-14646


--------------------------------------------------------------------------------


                           Airship International Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                             06-111-3228

--------------------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


             7380 Sand Lake Road, Suite 350, Orlando, Florida 32819
--------------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)


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


                                           Yes  [X]              No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        At November 17, 1997, Airship International Ltd. had outstanding 42,522,778 shares of common stock, par value $.01 per share, and 2,458,379 shares of preferred stock, par value $.01 per share.

                                PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                           AIRSHIP INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS



                                                                  September 30,      December 31,
                                                                       1997              1996
                                                                  --------------     -------------
                                                                     (Note 1)          (Note 1)
ASSETS
        Airships and related equipment, net                          $4,171,000        $4,207,000
        Cash and cash equivalents                                         2,000             2,000
        Due from affiliated entities                                    355,000           275,000
        Prepaid insurance                                                24,000                 0
        Other assets                                                     11,000            12,000
                                                                     ----------        ----------
                                                                     $4,563,000        $4,496,000
                                                                     ==========        ==========

                               LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
        Accounts payable - trade                                     $1,580,000        $1,615,000
        Customer payments on future services                            514,000           553,000
        Insurance Financing                                              30,000            38,000
        Accrued expenses and other liabilities                        5,784,000         4,536,000
        Loan payable                                                  4,315,000         3,016,000
        Obligations under capital leases                              2,697,000         3,158,000
        Deferred gain on sale of airship                                777,000           810,000
        Due to stockholders                                           5,563,000         4,608,000
                                                                    -----------       -----------
               Total Liabilities                                    $21,260,000       $18,334,000
                                                                    -----------       -----------

STOCKHOLDERS' DEFICIT
       Preferred stock, $.01 par value:
               Authorized - 10,000,000 shares.  Issued and               25,000            27,000
               outstanding - 2,458,000 & 2,712,000 shares
        Common stock, $.01 par value:                                   425,000           410,000
               Authorized - 80,000,000 shares
               Issued and outstanding - 42,523,000 and 41,002,000
               shares
        Capital in excess of par value - Preferred Stock             14,446,000        14,444,000
        Capital in excess of par value - Common Stock                22,066,000        22,081,000
        Accumulated deficit                                         (53,659,000)      (50,800,000)
                                                                    -----------       -----------
               Total Stockholders' Deficit                          (16,697,000)      (13,838,000)
                                                                    -----------       -----------
                                                                     $4,563,000        $4,496,000
                                                                    ===========       ===========

Unaudited - See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF OPERATIONS



                                                       THREE MONTHS
                                                           ENDED                               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                             SEPTEMBER 30,
                                                       -------------                             -------------
                                                  1997               1996                   1997           1996
                                                  ----               ----                   ----           ----

AIRSHIP REVENUES                                       $  0              $  0                $  0              $  0

COSTS AND EXPENSES:
        Operating Costs                                $  0           135,000                   0         1,003,000

        Selling, general and administrative         213,000           140,000             817,000           410,000

                                                    213,000           275,000             817,000         1,413,000

OPERATING INCOME (LOSS)                            (213,000)         (275,000)           (817,000)       (1,413,000)

OTHER INCOME (EXPENSES)

        Interest expense                           (290,000)         (248,000)           (824,000)         (589,000)

        Other income                                 11,000            11,000              76,000            55,000

                                                   (279,000)         (237,000)           (748,000)         (534,000)
                                                   ---------         ---------           ---------         ---------

NET INCOME (LOSS)                                 $(492,000)         (512,000)         (1,565,000)       (1,947,000)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                               42,516,000        41,002,000          42,069,000        40,836,000

NET LOSS APPLICABLE TO COMMON
STOCK:

        Net income (loss)                          (492,000)         (512,000)         (1,565,000)       (1,947,000)

        Preferred stock dividend                   (431,000)         (431,000)         (1,294,000)       (1,294,000)

LOSS APPLICABLE TO COMMON STOCK                    (923,000)         (943,000)         (2,859,000)       (3,241,000)

NET LOSS PER SHARE                                   $(0.02)           $(0.02)             ($0.07)           $(0.08)



Unaudited - See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                         Nine Months Ended
                                                                           September 30,
                                                                   ----------------------------
                                                                       1997              1996
                                                                      ------            -----

CASH FLOWS FROM OPERATING ACTIVITIES:

        Net Loss                                                   $(1,565,000)      $(1,947,000)

        Adjustments to reconcile net loss to net cash flows from operating activities:

               Depreciation and amortization                                 _           347,000

               Realized gain on sale leaseback                         (33,000)          (33,000)

               Changes in operating assets and liabilities            (200,000)           (5,000)

        Net cash flows from operating activities                    (1,798,000)       (1,638,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

        Proceeds from sale of airship components and vehicles           79,000            22,000

        Net advances to affiliates                                     (80,000)          (64,000)
                                                                       --------          --------

               Net cash flows from investing activities                 (1,000)          (42,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from sale leaseback financing                       4,709,000                 0

        Principal payments on capital leases and loans payable      (3,865,000)         (515,000)

        Proceeds from loans by stockholder                             955,000         2,172,000

               Net cash flows from financing activities              1,799,000         1,657,000



NET CHANGE IN CASH AND CASH EQUIVALENTS                                      0           (23,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           2,000            26,000

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $2,000            $3,000

SUPPLEMENTAL INFORMATION:
        Interest Paid                                                 $474,000          $314,000



Unaudited - See accompanying notes to condensed financial statements

                           AIRSHIP INTERNATIONAL LTD.

                  Condensed Statements of Stockholders' Deficit




                                                                                         CAPITAL IN EXCESS
                                       PREFERRED STOCK            COMMON STOCK              OF PAR VALUE
                                      ------------------      ------------------      ------------------------     ACCUMULATED
                                      Shares      Amount      Shares       Amount      Preferred      Common         DEFICIT
                                      ------      ------      ------       ------      ---------   -----------      --------
Balances at December 31, 1996:       2,712,000     $27,000   41,002,000   $410,000    $14,444,000  $22,081,000   $(50,800,000)

Nine Months Ended Sept. 30, 1997:

Dividends accrued on preferred stock:  ___         ___          ___          ___          ___           ___        (1,294,000)

Conversion of preferred stock in
common stock:                         (254,000)     (2,000)   1,521,000     15,000         2,000       (15,000)

Net Loss:                                                                                                          (1,565,000)

Balances at Sept. 30, 1997           2,458,000     $25,000   42,523,000   $425,000   $14,446,000   $22,066,000   $(53,659,000)




Unaudited - See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION:

        The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

        Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto for the most recent fiscal year.

NOTE  2 - TRANSACTIONS WITH RELATED PARTIES:

        LOANS FROM TRANS CONTINENTAL. During the nine months ended September 30, 1997 Trans Continental Airlines, Inc. (Trans Continental), an affiliated company, loaned the Company $2,126,000. The Company has repaid $1,476,000 to Trans Continental from the proceeds of the Company's sale leaseback financing. There can be no assurance that Trans Continental will continue to make such loans to the Company.

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

NOTE 3 - CUMULATIVE PREFERRED DIVIDENDS IN ARREARS:

        The Company has accrued quarterly dividend payments with respect to its Class A Cumulative Convertible Preferred Voting Stock (the "Preferred Stock") since August 15, 1994 until a later payment date. Dividends on the Preferred Stock accrue at the annual rate of $.60 per share payable in Common Stock. As of September 30, 1997, the Company had 2,473.379 shares of Preferred Stock outstanding.

ITEM  2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERALL FINANCIAL CONDITION

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For the first nine months of 1997, the Company incurred a loss of $1,565,000 and had negative cash flows of $1,798,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage.

        The Company experienced a net loss of $1,565,000 for the nine month period ended June 30, 1997, compared to a net loss of $1,947,000 for the same period during the prior year. The decrease in loss was primarily due to a decrease in payroll and maintenance costs associated with the 500.04 airship. The Company is also experiencing a liquidity shortage (See Liquidity and Capital Resources).

        The Company had a stockholder's deficit of $16,697,000 at September 30, 1997 as compared to the stockholder's deficit of $13,838,000 at December 31, 1996 representing an increase of $2,859,000. The increase was due to the accrual of common stock dividends in the amount of $1,294,000 for the nine months ended September 30, 1997. In addition, the Company sustained a loss in the amount of $1,565,000 for the nine months ended September 30, 1997.

RESULTS OF OPERATIONS

        The Company had no revenues from operation of its airships during the first nine months of 1997 and 1996.

        Operating costs for the nine months ended September 30, 1997 decreased $1,003,000 (or 100%) from the comparable period in 1996. Cost decreases resulted from reduced payroll and maintenance costs related to the 500.04 airship.

        Selling, general, and administrative (SG&A) costs for the nine months ended September 30, 1997 were $817,000 compared to $410,000 for the comparable period in 1996,due to audit and legal fees connected with the Company's compliance with its Consent Decree with the Securities Exchange Commission, which required that the Company file its past due Annual Reports on Form 10-K for the fiscal years ended December 31, 1994, 1995, and 1996 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. SG&A costs for the nine-month period also increased due to legal fees, financing costs, and commissions paid in connection with the Company's sale leaseback arrangement with TCL.

LIQUIDITY AND CAPITAL RESOURCES

        The Company continues to experience negative cash flows from operating activities. Due to the continued negative cash flow and existing encumbrances on its assets, the Company has relied on loans, cash advances, and guarantees from Louis Pearlman, the Company's president and principal stockholder, and Trans Continental. There can be no assurance that Mr. Pearlman and Trans Continental will make additional loans, cash advances, and guarantees on an ongoing basis. At September 30, 1997, the Company owed Mr. Pearlman $1,211,000, net of unamortized discounts, and owed Trans Continental $4,352,000 (see Note 2). Mr. Pearlman and Trans Continental have deferred repayment of such amounts for an indefinite period.

        Quarterly dividends on the Preferred Stock accrue at the annual rate of $0.60 per share payable in shares of Common Stock. The Company has accrued dividends on the Preferred Stock since August 15, 1994 (see Note 3).

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

        The Company had not filed any annual, quarterly or current reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the periods ended December 31, 1994 through March 31, 1997 until July 11, 1997, on which date the Company filed its Current Report on Form 8-K reporting a change of accountants. On July 18, 1997 the Company entered into a Consent and Undertaking (the "Consent Decree") pursuant to which, among other things, the Company agreed to file Annual Reports on Form 10-K for the years ended December 31, 1994, 1995 and 1996 and a Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

        The Company has filed all of such reports and is currently in compliance with the Consent Decree.

ITEM 2 - CHANGES IN SECURITIES

        None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        The Company has deferred and will accrue payment of the cash dividends on its Class A Cumulative Convertible Preferred Voting Stock (the "Preferred Stock") until a later payment date. As of September 30, 1997, the amount of arrearage with respect to the Preferred Stock dividends was $5,606,000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5 - OTHER INFORMATION

        None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:  Exhibit 27

        (b) The Company filed a Report on Form 8-K reporting a change of accountants on July 11, 1997.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AIRSHIP INTERNATIONAL LTD.

                                       By: /s/ Louis J. Pearlman
                                           -------------------------------
Date: November 19, 1997                Louis J. Pearlman
                                       Chairman, President and Chief
                                       Executive Officer