Form 10-Q/A
period 1997-03-31
AIRSHIP INTERNATIONAL LTD
filed 1997-12-30
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

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

                    Commission File Number           0-14646


                           Airship International Ltd.
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               New York                            06-1113228
  ---------------------------------------------------------------------------
  (State of other jurisdiction of    I.R.S. Employer *Identification Number)
   incorporation or organization)


                7380 Sand Lake Road, Suite 350, Orlando, FL 32819
  ---------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)


                                 (407) 351-0011
  ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes       No  X
                                    -----    -----

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                           AIRSHIP INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS

                                                          MARCH 31,             DECEMBER 31,
                                                            1997                    1996
                                                          (NOTE 1)                (NOTE 1)
           ASSETS
Airships and related equipment, net                     $  4,171,000             $  4,207,000
Cash and cash equivalents                                          0                    2,000
Due from affiliated entities                                 304,000                  275,000
Prepaid insurance                                             11,000                        0
Other assets                                                   4,000                   12,000
                                                        ------------             ------------
                                                        $  4,490,000             $  4,496,000
                                                        ============             ============


  LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
     Accounts payable                                      1,608,000                1,615,000
     Customer payments on future services                    474,000                  553,000
     Insurance financing                                      35,000                   38,000
     Accrued expenses and other liabilities                4,891,000                4,536,000
     Loans payable                                         4,618,000                3,016,000
     Obligation under Capital lease                        3,017,000                3,158,000
     Deferred gain on sale of airship                        799,000                  810,000
     Loans payable to related parties                      3,979,000                4,608,000
                                                        ------------             ------------
        Total Liabilities                                 19,421,000               18,334,000
                                                        ------------             ------------

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.01 par value:
          Authorized -- 10,000,000 shares,
          Issued and outstanding -- 2,594,000
            and  2,712,000 shares                             26,000                   27,000
     Common stock, $.01 par value:
          Authorized -- 80,000,000 shares
          Issued and outstanding -- 41,708,000
            and 41,002,000 shares                            417,000                  410,000
     Capital in excess of par value -- Preferred Stock    14,445,000               14,444,000
     Capital in excess of par value -- Common Stock       22,074,000               22,081,000
     Accumulated deficit                                 (51,893,000)             (50,800,000)
                                                        ------------             ------------
        Total Stockholders' Deficit                      (14,931,000)             (13,838,000)
                                                        ------------             ------------
                                                        $  4,490,000             $  4,496,000
                                                        ============             ============



     Unaudited -- See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                        CONDENSED STATEMENT OF OPERATIONS

                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                                        --------
                                               1997                1996
                                               ----                ----

AIRSHIP REVENUES:                          $          0         $         0

COSTS AND EXPENSES:
     Operating costs                                  0             258,000
     Selling, general & administrative          458,000             297,000

                                                458,000             555,000
                                            -----------         -----------
OPERATING INCOME (LOSS)                        (458,000)           (555,000)

OTHER INCOME (EXPENSE):
     Interest expense                          (255,000)           (150,000)
     Other income                                51,000              22,000
                                            -----------         -----------

                                               (204,000)           (128,000)
                                            -----------         -----------

NET INCOME (LOSS)                           $  (662,000)       $   (683,000)
                                            ===========        ============

WEIGHTED AVERAGE NUMBER
        OF SHARES OUTSTANDING                41,483,000          40,510,000
                                            ===========        ============

NET LOSS APPLICABLE TO COMMON STOCK:
     NET LOSS                               $  (662,000)        $  (683,000)
     PREFERRED STOCK DIVIDEND                  (431,000)           (420,000)
                                            -----------         -----------

NET LOSS APPLICABLE TO COMMON STOCK         $(1,093,000)        $(1,103,000)
                                            ===========         ===========

NET LOSS PER SHARE                          $     (0.03)        $     (0.03)
                                            ===========         ===========



     Unaudited -- See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                 CAPITAL EXCESS
                         PREFERRED STOCK              COMMON STOCK                OF PAR VALUE
                         ---------------              ------------                ------------              ACCUMULATED
                       SHARES        AMOUNT      SHARES         AMOUNT       PREFERRED         COMMON         DEFICIT
                       ------        ------      ------         ------       ---------         ------         -------
BALANCES AT
  DECEMBER 31,
  1996               2,712,000      $27,000    41,002,000      $410,000     $14,444,000      $22,081,000   $(50,800,000)

THREE MONTHS
  ENDED MARCH 31,
  1997:
Dividends accrued
  on preferred
  stock                      0            0             0             0               0                0       (431,000)
Common stock
  issued in
  connection with
     conversion
       of
       preferred
       stock          (118,000)      (1,000)      706,000         7,000           1,000           (7,000)             0
Net Loss                     0            0             0             0               0                0       (662,000)
                     ---------      -------    ----------      --------     -----------      -----------   ------------

BALANCES AT
  MARCH 31,
  1997               2,594,000      $26,000    41,708,000      $417,000     $14,445,000      $22,074,000   $(51,893,000)
                     =========      =======    ==========      ========     ===========      ===========   ============



      Unaudited--See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                         Three Months Ended
                                                                              March 31,
                                                                              --------
                                                                          1997          1996
                                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                          $  (662,000)    $(683,000)
   Adjustments to reconcile net loss to
      net cash flows from operating activities:
         Realized gain on sale leaseback                                 (11,000)            0
         Gain on sale of equipment                                       (39,000)            0
         Changes in operating assets and liabilities                    (168,000)       63,000
                                                                     -----------     ---------

Net cash flows from operating activities                                (880,000)     (620,000)
                                                                     -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of airship components and vehicles                  75,000        14,000
   Net advances to affiliates                                            (29,000)      (16,000)
                                                                     -----------     ---------

Net cash flows from investing activities                                  46,000        (2,000)
                                                                     -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale leaseback financing                        4,709,000             0
     Principal payments on capital leases and
       loans payable                                                    (141,000)     (102,000)
     Net (payments to) and loans from related parties                   (629,000)      866,000
     Payment of note payable                                          (3,107,000)     (112,000)
                                                                     -----------     ---------

     Net cash flows from financing activities                            832,000       652,000
                                                                     -----------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (2,000)       30,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             2,000        26,000
                                                                     -----------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $         0     $  56,000
                                                                     ===========     =========

SUPPLEMENTAL INFORMATION:
    Interest Paid                                                    $   155,000     $  78,000
                                                                     ===========     =========



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

NOTE 2-TRANSACTIONS WITH RELATED PARTIES:

LOANS FROM TRANS CONTINENTAL. During the three months ended March 31, 1997 Trans Continental Airlines, Inc. ("Trans Continental"), an affiliated company, loaned the Company an additional $746,000. While the Company has repaid $1,476,000 to Trans Continental from the proceeds of the Company's sale leaseback financing, there can be no assurance that Trans Continental will continue to make such loans to the Company.

500.04 AGREEMENT WITH TRANS CONTINENTAL LEASING. On January 15, 1997 the Company entered into a sale agreement with Trans Continental Leasing (TCL), an affiliated company, with respect to the Company's 500.04 airship (formerly the "Bud One" airship) whereby the Company sold to TCL the airship and related equipment. In consideration for said assets, TCL retired the Company's debt to Senstar Capital Corp. in the amount of $3,014,000. Additionally, TCL procured a new envelope from a third party and agreed to lease back the entire assembled and operational airship to the Company. Pursuant to the agreement, the Company further agreed that it would sell certain idle airship components to TCL provided that TCL would undertake to pay the operational costs of the
500.04 airship for a minimum of eight months from the date of purchase. TCL continues to assume the operational costs of the 500.04 airship for an indefinite period.


NOTE 4. CUMULATIVE PREFERRED DIVIDENDS IN ARREARS:

The Company has accrued quarterly dividend payments with respect to its Class A Cumulative Convertible Preferred Voting Stock (the "Preferred Stock") since August 15, 1994 until a later payment date. Dividends on the Preferred Stock accrue at the annual rate of $.60 per share payable in Common Stock. As of March 31, 1997, the Company had 2,594,203 shares of Preferred Stock outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


OVERALL FINANCIAL CONDITION


The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For the first three months of 1997, the Company incurred a loss of $662,000 and had negative cash flows of $880,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage. The Company experienced a net loss of $662,000 for the three month period ended March 31, 1997, compared to a net loss of $683,000 for the same period during the prior year. The change was due to an increase in interest expense and commissions paid on a financing which were offset by a reduction in payroll and maintenance costs associated with the 500.04 airship. The Company is also experiencing a liquidity shortage (See Liquidity and Capital Resources).

The Company had a stockholder's deficit of $14,931,000 at March 31, 1997 as compared to the stockholder's deficit of $13,838,000 at December 31, 1996 representing an increase of $1,093,000. The increase was partially due to the accrual of common stock dividends in the amount of $431,000 for the three months ended March 31, 1997. In addition, the Company sustained a loss in the amount of $662,000 for the three months ended March 31, 1997.

RESULTS OF OPERATIONS

The Company had no revenue from operation of its airships during the first three months of 1997 and 1996.

Operating costs for the three months ended March 31, 1997 decreased $258,000 (or 100%) from the comparable period in 1996. Cost decreases resulted from discontinued payroll and maintenance costs related to the 500.04 airship.

Selling, general, and administrative costs for the three months ended March 31,1997 were $458,000 compared to $297,000 for the comparable period in 1996. The increase was primarily due to commissions paid in connection with the Norwest Financing.

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

                                      AIRSHIP INTERNATIONAL LTD.

Dated:  December 19, 1997                   By:  /s/ Louis J. Pearlman
                                               -----------------------
                                            Louis J. Pearlman
                                            Chairman of the Board of
                                            Directors, President and
                                            Treasurer (Principal Executive
                                            and Financial Officer)

Dated: December 19, 1997                    By:  /s/ Alan A. Siegel
                                               --------------------
                                            Alan A. Siegel
                                            Secretary & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in thecapacities and on the dates indicated.

Dated: December 19, 1997
                                            By: /s/ Marvin Palmquist
                                               ---------------------
                                            Marvin Palmquist
                                            Director

Dated: December 19, 1997                    By: /s/ James J. Ryan
                                               -------------------
                                            James J. Ryan
                                            Director