Form 10-Q/A
period 1997-06-30
AIRSHIP INTERNATIONAL LTD
filed 1997-12-30
CIK 764587

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

                    Commission File Number           0-14646


                           Airship International Ltd.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     New York                          06-1113228
         ---------------------------------------------------------------
         (State of other jurisdiction of            (I.R.S. Employer
          incorporation or organization)         *Identification Number)


                7380 Sand Lake Road, Suite 350, Orlando, FL 32819
         ---------------------------------------------------------------
               (Address of principal executive offices, Zip Code)


                                 (407) 351-0011
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                           AIRSHIP INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS

                                                         JUNE 30,              DECEMBER 31,
                                                           1997                    1996
                                                         (NOTE 1)                (NOTE 1)
                     ASSETS
Airships and related equipment, net                    $  4,171,000            $  4,207,000
Cash and cash equivalents                                    10,000                   2,000
Due from affiliated entities                                339,000                 275,000
Other assets                                                  4,000                  12,000
                                                       ------------            ------------
                                                       $  4,524,000            $  4,496,000
                                                       ============            ============


     LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
     Accounts payable                                  $  1,583,000            $  1,615,000
     Customer payments on future services                   494,000                 553,000
     Insurance financing                                     32,000                  38,000
     Accrued expenses and other liabilities               5,322,000               4,536,000
     Loans payable                                        4,516,000               3,016,000
     Obligation under capital lease                       2,877,000               3,158,000
     Deferred gain on sale of airship                       788,000                 810,000
     Loans payable to related parties                     4,686,000               4,608,000
                                                       ------------            ------------

        Total Liabilities                                20,298,000              18,334,000
                                                       ------------            ------------

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.01 par value:
          Authorized -- 10,000,000 shares,
          Issued and outstanding -- 2,473,000
          and  2,712,000 shares                              25,000                  27,000
     Common stock, $.01 par value:
          Authorized -- 80,000,000 shares
          Issued and outstanding -- 42,433,000
            and 41,002,000 shares                           424,000                 410,000
     Capital in excess of par value-Preferred Stock      14,446,000              14,444,000
     Capital in excess of par value -- Common Stock      22,067,000              22,081,000
     Accumulated deficit                                (52,736,000)            (50,800,000)
                                                        -----------             -----------

        Total Stockholders' Deficit                     (15,774,000)            (13,838,000)
                                                        -----------             -----------

                                                        $ 4,524,000             $ 4,496,000
                                                        ===========             ===========


     Unaudited -- See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                        CONDENSED STATEMENT OF OPERATIONS


                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                     JUNE 30,                           JUNE 30,
                                                     -------                            -------
                                              1997              1996             1997               1996
                                              ----              ----             ----               ----
AIRSHIP REVENUES:                           $       0       $         0       $         0       $         0
                                            ---------       -----------       -----------       -----------
COSTS AND EXPENSES:
     Operating costs                                0           136,000                 0           394,000
     Selling, general & administrative        146,000           292,000           604,000           589,000
                                            ---------       -----------       -----------       -----------

                                              146,000           428,000           604,000           983,000
                                            ---------       -----------       -----------       -----------

OPERATING LOSS                               (146,000)         (428,000)         (604,000)         (983,000)
                                            ---------       -----------       -----------       -----------

OTHER INCOME (EXPENSE):
     Envelope Write-off                             0          (630,000)                0          (630,000)
     Interest expense                        (279,000)         (191,000)         (534,000)         (341,000)
     Other income                              14,000                 0            65,000            22,000
                                            ---------       -----------       -----------       -----------

                                             (265,000)         (821,000)         (469,000)         (949,000)
                                            ---------       -----------       -----------       -----------

NET LOSS                                    $(411,000)      $(1,249,000)      $(1,073,000)      $(1,932,000)
                                            =========       ===========       ===========       ===========


WEIGHTED AVERAGE NUMBER
        OF SHARES OUTSTANDING              42,218,000        40,820,000        41,852,000        40,576,000
                                           ==========        ==========        ==========        ==========

NET LOSS APPLICABLE TO COMMON STOCK:
     NET LOSS                               $(411,000)      $(1,249,000)      $(1,073,000)      $(1,932,000)
     PREFERRED STOCK DIVIDEND                (432,000)         (432,000)         (863,000)         (863,000)
                                            ---------       -----------       -----------       -----------
NET LOSS APPLICABLE TO
   COMMON STOCK                             $(843,000)      $(1,681,000)      $(1,936,000)      $(2,795,000)
                                            =========       ===========       ===========       ===========
NET LOSS PER SHARE                             ($0.02)           ($0.04)           ($0.05)           ($0.07)
                                            =========       ===========       ===========       ===========



     Unaudited -- See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                 CAPITAL EXCESS
                         PREFERRED STOCK              COMMON STOCK                OF PAR VALUE
                         ---------------              ------------                ------------              ACCUMULATED
                       SHARES        AMOUNT      SHARES         AMOUNT       PREFERRED         COMMON         DEFICIT
                       ------        ------      ------         ------       ---------         ------         -------
BALANCES AT
  DECEMBER 31,
  1996                2,712,000     $27,000     41,002,000     $410,000     $14,444,000     $22,081,000     $(50,800,000)

SIX MONTHS
  ENDED JUNE 30,
  1997:
Dividends accrued
  on preferred
  stock                       0           0              0            0               0               0         (863,000)
Common stock
  issued in
  connection with
     conversion
       of
       preferred
       stock           (239,000)     (2,000)     1,431,000       14,000           2,000         (14,000)               0
Net Loss                      0           0              0            0               0               0       (1,073,000)
                      ---------     -------     ----------     --------     -----------     -----------     ------------

BALANCES AT
  JUNE 30,
  1997                2,473,000     $25,000     42,433,000     $424,000     $14,446,000     $22,067,000     $(52,736,000)
                      =========     =======     ==========     ========     ===========     ===========     ============



      Unaudited--See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                      Six Months Ended
                                                                          June 30,
                                                                          -------
                                                                    1997             1996
                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                     $(1,073,000)      $(1,932,000)
                                                                -----------       -----------
     Adjustments to reconcile net loss to
        net cash flows from operating activities:
           Realized gain on sale leaseback                          (22,000)                0
           Gain on sale of equipment                                (39,000)                0
           Envelope write-off                                             0           630,000
           Changes in operating assets and liabilities             (166,000)           34,000
                                                                -----------       -----------

Net cash flows from operating activities                         (1,300,000)       (1,268,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of airship components and vehicles             75,000            14,000
   Net advances to affiliates                                       (64,000)          (34,000)
                                                                -----------       -----------

Net cash flows from investing activities                             11,000           (20,000)
                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale leaseback financing                     4,709,000                  0
   Principal payments on capital leases and
     loans payable                                                 (281,000)          (142,000)
   Net loans from related parties                                    78,000          1,696,000
   Payment of note payable                                       (3,209,000)          (291,000)
                                                                -----------       -----------

   Net cash flows from financing activities                       1,297,000         1,261,000
                                                                -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               8,000           (25,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        2,000            26,000
                                                                -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    10,000       $     1,000
                                                                ===========       ===========

SUPPLEMENTAL INFORMATION:
    Interest Paid                                               $   534,000       $   175,000
                                                                ===========       ===========



       Unaudited-See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1-BASIS OF PRESENTATION:

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. Management believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If such differences prove significant and material, the Company will file an amendment to this report on Form 10-Q.

NOTE 2-TRANSACTIONS WITH RELATED PARTIES:

LOANS FROM TRANS CONTINENTAL. During the six months ended June 30, 1997 Trans Continental Airlines, Inc. ("Trans Continental"), an affiliated company, loaned the Company an additional $1,359,000. While the Company has repaid $1,476,000 to Trans Continental from the proceeds of the Company's sale leaseback financing, there can be no assurance that Trans Continental will continue to make such loans to the Company.

500.04 AGREEMENT WITH TRANS CONTINENTAL LEASING. On January 15, 1997 the Company entered into a sale agreement with Trans Continental Leasing (TCL), an affiliated company, with respect to the Company's 500.04 airship (formerly the "Bud One" airship) whereby the Company sold to TCL the airship and related equipment. In consideration for said assets, TCL retired the Company's debt to Senstar Capital Corp. in the amount of $3,014,000. Additionally, TCL procured anew envelope from a third party and agreed to lease back the entire assembled and operational airship to the Company. Pursuant to the agreement, the Company further agreed that it would sell certain idle airship components to TCL provided that TCL would undertake to pay the operational costs of the 500.04 airship for a minimum of eight months from the date of purchase. TCL continues to assume the operational costs of the 500.04 airship for an indefinite period of time.


NOTE 4. CUMULATIVE PREFERRED DIVIDENDS IN ARREARS:

The Company has accrued quarterly dividend payments with respect to its Class A Cumulative Convertible Preferred Voting Stock (the "Preferred Stock") since August 15, 1994 until a later payment date. Dividends on the Preferred Stock accrue at the annual rate of $.60 per share payable in Common Stock. As of June 30, 1997, the Company had 2,473,000 shares of Preferred Stock outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


OVERALL FINANCIAL CONDITION


The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For the six months ended June 30, 1997, the Company incurred a loss of $1,073,000 and had negative cash flows of $1,300,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage. The company experienced a net loss of $411,000 for the three month period ended June 30, 1997, compared to a net loss of $1,249,000 for the same period during the prior year. The change was due to an increase in interest expense and commissions paid on a financing which were offset by a reduction in payroll and maintenance costs associated with the 500.04 airship. The Company is also experiencing a liquidity shortage (See Liquidity and Capital Resources).

The Company had a stockholder's deficit of $15,774,000 at June 30, 1997, as compared to the stockholder's deficit of $13,838,000 at December 31, 1996, representing an increase of $1,936,000. The increase was partially due to the accrual of common stock dividends in the amount of $863,000 for the six months ended June 30, 1997. In addition, the Company sustained a loss in the amount of $1,073,000 for the six months ended June 30, 1997.

RESULTS OF OPERATIONS

The Company had no revenue from operation of its airships during the first six months of 1997 and 1996.

Operating costs for the six months ended June 30, 1997 decreased $258,000 (or 100%) from the comparable period in 1996. Cost decreases resulted from discontinued payroll and maintenance costs related to the 500.04 airship.

Selling, general, and administrative costs for the six months ended June 30, 1997, were $604,000 compared to $589,000 for the comparable period in 1996. The increase was primarily due to commissions paid in connection with the Norwest financing, offset by reductions in salaries and related expenses.

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