Form 10-K405
period 1997-12-31
AIRSHIP INTERNATIONAL LTD
filed 1998-04-15
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997     COMMISSION FILE NUMBER: 0-14646

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

                  Yes [X]                             No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant including Preferred Stock as of March 31, 1998 was $2,244,068.

The number of shares of Common Stock outstanding as of March 31, 1998 was 42,583,978 and the number of shares of Preferred Stock outstanding as of March 31, 1998 was 2,448,179.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... -16-

ITEM 11.  EXECUTIVE COMPENSATION........................................... -17-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT............................................... -20-

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... -20-

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND
              REPORTS ON FORM 8-K.......................................... -23-

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

                                     PART I


ITEM 1. BUSINESS

GENERAL

        Airship International Ltd. (the "Company") operated lighter-than-air airships, also commonly known as blimps, which were used to advertise and promote the products and services of the Company's clients. The Company's clients utilized its airships at major sporting and special events and over urban and beach locations as an informative advertising and promotional vehicle. The Company did not operate any airships during 1996 or 1997.

                  Since 1995, the Company generally has had no operations and no opportunity to commence operations in the airship industry in which it has historically conducted its business operations. As a result, the Company has experienced significant operating losses and negative cash flow from its operations in 1996 and 1997. Management's strategy for the future is to arrange for funding from affiliated entities, of which there can be no assurance, and to separately consider acquiring new business operations or merging (whether through a direct, indirect, reverse or other form of merger) with an entity that has ongoing business operations. As of the date hereof, the Company has no agreements with any third party to effect any such acquisition or merger, and no assurances can be given that any such acquisition or merger will in fact be effected in the future. As noted in the auditor's report, there exists the possibility that the Company may not have the ability to continue as a going concern.

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

                  Set forth below is a description of the Company's business operations during the period from 1985 to 1995.

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

        Historically, substantially all of the Company's revenues were derived from the operation of the Airships pursuant to aerial advertising contracts with its clients. Fees were generally paid to the Company on a monthly basis and the respective Airships were flown according to a flight schedule provided by the client, subject to weather conditions, government regulations and maintenance requirements. In the absence of advertising contracts, the Company has suffered a material adverse impact on its revenues. However, the Company continues to seek new aerial advertising contracts and clients.

AERIAL ADVERTISING AND OTHER CONTRACTS

        Set forth below are descriptions of the Company's aerial advertising contracts which were in effect during the periods indicated below (for further detail see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Revenue and Operating Costs -- 1997 to 1996").

        ARGENTINA AGREEMENTS. On December 15, 1994 the Company through its wholly-owned subsidiary, Airship Operations, Inc. ("AOI") consummated the Argentina Lease Agreement and the Argentina Operations Agreement, respectively, with Mastellone, an Argentinean dairy company, for the promotion of the products of Mastellone.

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

        In addition, the Company had the option to repurchase the Airship for 120% of the out-of-pocket expenses and the assumption of all liabilities incurred by First Security and Aviation Support Group Ltd. ("Aviation") in connection with the Argentina Airship. Such option expired unexercised on January 15, 1996.

        Concurrently with the execution and delivery of the Purchase and Assumption Agreement, the Company sold to Aviation all of the issued and outstanding shares of the capital stock of AOI. Mr. Julian Benscher, a shareholder of the Company, is an officer and stockholder of Aviation. See "Certain Relationships and Related Transactions".

        The Company's revenues were historically dependent on the Company's aerial advertising contracts. For the years ended December 31, 1995 and 1994, 100% and 50%, respectively, of the Company's revenues were derived from Anheuser-Busch. In addition, 19% of 1994 revenues were derived from Kingstreet Tours and 29% from Gulf Oil. The Company has been adversely affected from the time that any particular aerial advertising agreement terminated.
The Company had no aerial advertising contracts in effect in 1997 and 1996.

ACQUISITIONS, LEASES AND FINANCINGS

        Set forth below is a description of the Company's financing arrangements in effect during the year ended December 31, 1997.

        ORIX LEASE

        In 1989 the Company executed, as lessee, an airship lease (the "Orix Lease") with Orix USA, Inc. then known as Orix Commercial Credit Corporation ("Orix") for the Company's 600.05 Airship, which provided for an initial three year term with two three-year renewal options. Pursuant to the Orix Lease, the Company was obligated to pay a monthly lease payment of $121,000 (through November 1995), and $35,000 per month from December 1995 to November 1998. As a result of the termination of the Met Life Contract in October 1993, the Company and Orix entered into amendments to the Orix Lease in January and May 1994 to restructure the monthly payments. As a result of the reduced fees under the Bud One Contract and the suspension of operations of the Gulf Oil Airship, several required payments were not made. The Company again renegotiated its arrangement with Orix and in October, 1995, entered into an Amended and Restated Lease Agreement in the form of a Conditional Sales Contract effective as of June 2, 1995 (the "Amended Lease"). Pursuant to the Amended Lease, the payments to Orix are $20,000 per month for the first year, $40,000 plus interest per month for the next 6 months, $60,000 plus interest per month for the next 6 months and thereafter the greater of $80,000 per month or 50% of annual cash flow for the proceeding 12 month period. The Amended Lease expires June 2, 2002 at which time the Company can purchase the Airship for $1.00. The Airship which is the subject of the Amended Lease is not currently operational, as it requires a new envelope. To date, the envelope has not been replaced.

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

        WDL LEASE

        Pursuant to an agreement effective May 16, 1993 (the "WDL Lease"), the Company leased from Westdeutsche Luftwerbung Theodor Wullenkemper GMBH ("Westdeutsche") a used type WDL IB airship equipped with a NightSign`tm' system. The Company entered into the WDL Lease to procure an airship to fulfill its obligations under the Gulf Oil Contract when it became apparent that the proposed acquisition of the assets of Slingsby Aviation Ltd. could not be completed in time to provide an additional airship to fulfill the Company's obligations under the Gulf Oil Contract. The Company began operating this airship as the Gulf Oil Airship on June 25, 1993. On September 11, 1994, the Gulf Oil Airship was damaged in an accident and its operations ended. As a result of the damage to the Gulf Oil Airship, the Company sustained a loss of $1,978,000, representing the cost of the airship less insurance proceeds and credits allowed, including salvage value, when the airship was returned to WDL in September 1994. At December 31, 1994, the Company owed WDL a total of $2,866,000 under the WDL Lease including the $1,978,000 described above plus lease and other operating costs through September 11, 1994. Pursuant to the WDL Lease, the Company maintained a security deposit in a cash account
(the "Cash Escrow Account") with Trans Continental Airlines Inc., an affiliate of the Company ("Trans Continental"). As of December 31, 1994, the Company had on deposit in the Cash Escrow Account $1,800,000. During March 1995, the Company paid the full balance of the Cash Escrow Account to WDL to reduce its liability to WDL to $1,000,000. Pursuant to the WDL Lease, Trans Continental collateralized the advances with a certificate of deposit in the amount of $2,500,000 (see Note C to the Financial Statements included elsewhere herein). The Company is currently indebted to WDL in the approximate amount of $911,000.

        ALLSTATE LOAN

        On November 16, 1994, the Company entered into an Aircraft Collateral Funding Repayment Agreement (the "Allstate Agreement") with Allstate Financial Corporation ("Allstate"). Pursuant to the Allstate Agreement, on December 6, 1994, the Company borrowed $1,500,000, (the "Allstate Loan") and as of December 31, 1994, the Company owed Allstate $1,250,000 plus approximately $47,000 of accrued interest. The Allstate Loan bore interest at the rate of 37.5% annually and required a minimum payment of $75,000 each month, the first payment of $75,000 having been made on January 5, 1995. The Allstate Loan was guaranteed by both Mr. Pearlman and Trans Continental. See "Certain Relationships and Related Transactions." The guarantors agreed to subordinate any payments due to them from the Company while the Allstate Loan was outstanding, and any payments that would otherwise be paid to the guarantors was to be paid to Allstate and applied against the Allstate Loan.

        Subsequently on June 22, 1995 the Allstate Loan was repaid when
Trans Continental Leasing, Inc. ("TC Leasing"), a wholly-owned subsidiary of Trans Continental Airlines, Inc., ("Trans Continental"), an affiliate of the Company, entered into a Sale-Leaseback Agreement the ("S/L Agreement") with the Company pursuant to which the Company's last remaining airship was sold to TC Leasing for the purchase price of $2,060,000, which in turn leased such airship back to the Company. TC Leasing borrowed the purchase price for the airship (the "Phoenixcor Loan") from Phoenixcor, Inc. ("Phoenixcor"), which was granted a pledge of the lease and a lien on the Bud One Airship. In addition, the Phoenixcor Loan was guaranteed by the Company and Trans Continental. The lease payments to be made under the S/L Agreement are equal to the payments to be made under the Phoenixcor Loan.

        The Phoenixcor Loan was structured as a sale-leaseback for financing purposes only.

        The Company entered into an arrangement with Senstar Capital Corporation, ("Senstar") pursuant to which the sale leaseback arrangement with TC Leasing was reversed such that the Company reacquired such airship and the Company borrowed a total of $3,500,000 from Senstar (the "Senstar Loan"), part of which has been used to repay the Phoenixcor Loan. The loan from Senstar was repayable over 5 years in sixty monthly payments of approximately $63,000 each, with a balance due at the end of the five year term of approximately $700,000, and was secured by a lien on the Airship and a guaranty by Trans Continental. The Senstar Loan provided approximately $1,337,000 to the Company after payment of the Phoenixcor Loan.

        On January 15, 1997 the Company entered into a sale-leaseback agreement with TC Leasing, an affiliated company, with respect to the Company's 500.04 airship (formerly the "Bud One" airship) whereby the Company sold to TC Leasing the airship and related equipment and then leased it back from TC Leasing. In connection with the Sale-leaseback, TC Leasing retired the Company's debt to Senstar Capital Corp. in the amount of $3,014,000. Additionally, TC Leasing procured a new envelope from a third party and agreed to lease back the entire assembled and operational airship to the Company. Pursuant to the agreement, the Company further agreed that it would sell certain idle airship components to TC Leasing provided that TC Leasing would undertake to pay the operational costs of the 500.04 airship for a minimum of eight months.

        On December 24, 1996, TC Leasing obtained a loan with Norwest Equipment Finance, Inc. in the amount of $4,709,000. The proceeds of this refinancing were used to repay the Company's debt to Senstar and to provide working capital to the Company in connection with the Sale-leaseback. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

MARKETING

        The Company marketed its airship services directly to potential clients through a sales effort conducted by its management, including a Director of Marketing. During 1997, the Company continued pursuing potential new clients, both for aerial advertising contracts and for the purchase of new airships; none of such contracts or purchases was consummated.

SUPPLIERS

        Airships are manufactured by a limited number of suppliers worldwide. The Company's Airships were manufactured by Airship UK, a United Kingdom supplier no longer doing business, and by Slingsby Aviation Ltd. Due to asset purchases and expertise described above in "Additional Airships; Airship Assembly," the Company could be in a position to manufacture or assemble up to five additional airships, subject to financing requirements.

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

        In addition, Airship Operations, Inc. operates airships within the same class of airships which the Company has historically operated. AOI is owned by Mr. Julian Benscher, a shareholder of the Company. See "Certain Relationships and Related Transactions."

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

EMPLOYEES

        As of December 31, 1997, the Company had two officers, who have managed its affairs.

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

ITEM 2.  PROPERTIES

        The Company had leased its principal executive offices pursuant to the terms of a five-year lease, which commenced May 7, 1991 and ended May 6, 1996, for approximately 7,000 square feet in Orlando, Florida, the home base of the Company. The annual rent under such lease was approximately $132,000. Since May 7, 1996, the Company has subleased approximately 500 square feet of such facility from Trans Continental Airlines, Inc. on a month-to-month basis for monthly rental payments of approximately $770. The Company stores various spare parts for its existing airships at a warehouse located in Kissimmee, Florida. and intends to do so for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

        Tenerten and Drake, Inc. On September 15, 1994, Tenerten and Drake, Inc. ("TDI") filed a complaint against the Company. The complaint alleges that the Company failed to pay certain sums of money due and owing to TDI under an agreement to perform advertising and related services for the Company. The Company filed its answer and raised its affirmative defenses to said complaint alleging that the services allegedly performed by TDI were defective in numerous respects. On June 13, 1995, the parties entered into a Settlement Stipulation whereby the Company agreed to make certain payments to Tenerten and Drake, Inc. On July 20, 1995, Tenerten and

Drake, Inc. filed its Motion for Final Judgment alleging that the Company failed to make a payment under the Settlement Stipulation. A Final Judgment was entered against the Company on July 20, 1995. The Company filed its Notice of Appeal on or about September 19, 1995 and posted a cash bond in the amount of $24,190.76. The Company has since settled all remaining claims instituted by Tenerton and Drake, Inc. by agreeing to the release of the cash bond to Tenerton and Drake, Inc. and by paying to Tenerton and Drake, Inc. the additional sum of $4,100.


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

        Capital Funding Group Ltd. In February 1992, Capital Funding Group Ltd. ("CFG") commenced an action against the Company and others in excess of $1,000,000 in damages based on the alleged failure by the Company to provide adequate collateral and security in connection with certain alleged financial agreements with CFG. The Company retained CFG in July 1991, paid a commitment fee (which was written off in 1991) and received a commitment from CFG which then failed to provide the funding. The Company and the other defendants answered the complaint in February 1992 by denying all of the substantive allegations and asserting several affirmative defenses. In addition, the Company asserted certain counterclaims against CFG and its two principals for breach of a commitment letter pursuant to which CFG was to arrange for a $9 million loan to the Company, breach of a compromise agreement accepted by CFG in January 1992, pursuant to which CFG was to provide funding to the Company in the amount of $7 million, breach of an escrow agreement, pursuant to which CFG was to return $200,000 of the commitment fee paid by the Company and various other counterclaims. In March 1993, the Company was awarded a default judgment of $8,000,000 against CFG and the complaint against the Company was dismissed. No balances have been returned to the Company as of December 31, 1997.

        Due to the weakening financial position of the Company at the time, the Company was unable to complete its audit for the year ended December 31, 1994 or to conduct audits for the years ended December 31, 1995 and 1996. Accordingly, the Company had not filed any periodic reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the quarterly and annual periods ended December 31, 1994 through March 31, 1997 or any Current Reports on Form 8-K during such periods until July 11, 1997, on which date the Company filed its Current Report on Form 8-K reporting a change of accountants. On July 18, 1997, the Company entered into a Consent and Undertaking with the Securities and Exchange Commission pursuant to which the Company agreed, among other things, to file this Annual Report on Form 10-K, Annual Reports on Form 10-K for the years ended December 31, 1994, 1995 and 1996 and all reports due under Sections 13 and 15 of the Securities Exchange Act of 1934, as amended, for all subsequent periods. Judgement was entered on August 21, 1997. The Company is current with filing its reports.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company has not held any meetings of, nor has it submitted any matters to a vote by, shareholders since April 11, 1995.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        The Company's Common Stock, Preferred Stock, and Class B Warrants had been listed on the Nasdaq SmallCap Market under the symbols BLMP, BLMPP and BLMPL, respectively, until Nasdaq's delisting of the Company's securities on July 5, 1995 (the "Delisting") as a result of the Company's failure to timely file this Annual Report on Form 10-K. Since the Delisting, the Company's Common Stock and Preferred Stock have traded on the over-the-counter market under the symbols "BLMPE" and "BLMPPE," respectively. The price ranges presented below represent the highest and lowest quoted bid prices during each quarter reported by the National Quotation Bureau, Inc and Nasdaq. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

                                  COMMON STOCK:

    1995                       High Bid                            Low Bid
1st Quarter                    $.125                               $.0625
2nd Quarter                    $.0625                              $.03125
3rd Quarter*
4th Quarter                    $.25                                $.125


    1996                       High Bid                            Low Bid
1st Quarter                    $.3125                              $.03125
2nd Quarter                    $.3125                              $.04
3rd Quarter                    $.1                                 $.04
4th Quarter                    $.085                               $.05
------------------------

* Prior to the Delisting. Price ranges during the third quarter of 1995 include quotations on NASDAQ SmallCap Market up to such date. The Common Stock and the Preferred Stock are currently traded on the Nasdaq OTC Electronic Bulletin Board.

    1997                       High Bid                               Low Bid
1st Quarter                    $.175                                  $.08
2nd Quarter                    $.175                                  $.09
3rd Quarter                    $.115                                  $.075
4th Quarter                    $.0775                                 $.035

    1998
1st Quarter                    $.046                                  $.02


                                Preferred Stock:

    1995                       High Bid                               Low Bid
1st Quarter                    $.59375                                $.40625
2nd Quarter                    $.46875                                $.375
3rd Quarter                    $.325                                  $.325
4th Quarter                    $.25                                   $.125

    1996                       High Bid                               Low Bid
1st Quarter                    $.1875                                 $.1875
2nd Quarter                    $1.625                                 $.375
3rd Quarter                    $.71875                                $.385
4th Quarter                    $.59375                                $.28125

    1997                       High Bid                               Low Bid
1st Quarter                    $1.125                                 $.51
2nd Quarter                    $1.09375                               $.53125
3rd Quarter                    $.59375                                $.38
4th Quarter                    $.40625                                $.26

    1998
1st Quarter                    $.375                                  $.21875

        As reported by the Nasdaq OTC Bulletin Board, on March 31, 1998 the closing sale price of the Common Stock was $0.045 per share and the closing bid price of the Preferred Stock was $0.375.

        As of March 31, 1998, there were 1,561 holders of record of the Company's Common Stock and 80 holders of record of the Preferred Stock, respectively.

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

        Concern had been expressed by management and various shareholders of the Company over the dilutive effects of issuances of shares of Common Stock in payment of dividends accrued on the Preferred Stock. The Company is submitting to the Company's shareholders a proposal to amend the terms of the Preferred Stock which proposal will be voted upon by the Company's shareholders at the Company's annual meeting.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's financial statements and related notes and Management's Discussion and Analysis of Financial Discussion and Analysis of Financial Condition and Results of Operation appearing elsewhere herein.




OPERATING STATEMENT DATA:
                                                                 YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------
                                            1997           1996           1995           1994           1993
                                         -----------    -----------    -----------    -----------    -----------
Gross revenues........................   $   --         $    --         $ 2,620,000   $  3,980,000    $ 9,748,000

Net loss..............................   $(2,294,000)   $(2,506,000)    $(4,867,000)  $(20,635,000)   $(5,406,000)

Net loss per share....................   $     (0.09)   $     (0.10)    $     (0.18)  $      (0.74)   $     (0.24)

BALANCE SHEET DATA:


                                                                   AT DECEMBER 31,
                                         -----------------------------------------------------------------------
                                            1997           1996           1995           1994           1993
                                         -----------    -----------    -----------    -----------    -----------
Total assets..........................   $  4,374,000   $  4,496,000   $  5,073,000    $ 9,819,000    $26,077,000
Long-term obligations.................   $  4,080,000   $  3,016,000   $  3,348,000    $ 3,258,000    $ 2,380,000
Obligations under capital lease.......   $  2,477,000   $  3,158,000   $  3,689,000    $(3,258,000)   $   --
Total liabilities.....................   $ 22,057,000   $ 18,334,000   $ 14,680,000    $13,070,000    $ 7,842,000
Stockholders' equity (deficit)........   $(17,683,000)  $(13,838,000)  $ (9,607,000)   $(3,251,000)   $18,235,000

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company commenced operations in August 1985 following the completion of the Company's initial public offering in June 1985. Historically, substantially all of the Company's revenues were derived from the operation of the airships pursuant to aerial advertising contracts with its clients. Fees were generally paid to the Company on a monthly basis and the respective Airships were flown according to a flight schedule provided by the client, subject to weather conditions, government regulations and maintenance requirements. In the absence of advertising contracts, the Company has suffered a material adverse affect on its revenues. Although the Company has not had a contract in effect since 1995 the Company continues to seek new aerial advertising contracts and clients.

Since 1995, the Company generally has had no operations and no opportunity to commence operations in the airship industry in which it has historically conducted its business operations. As a result, the Company has experienced significant operating losses and negative cash flow from its operations in 1996 and 1997. Management's strategy for the future is to arrange for funding from affiliated entities, of which there can be no assurance, and to separately consider acquiring new business operations or merging (whether through a direct, indirect, reverse or other form of merger) with an entity that has ongoing business operations. As of the date hereof, the Company has no agreements with any third party to effect any such acquisition or merger, and no assurances can be given that any such acquisition or merger will in fact be effected in the future. As noted in the auditor's report, there exists the possibility that the Company may not have the ability to continue as a going concern.

In addition, during the past several years, the Company has been approached by other entities, which have expressed an interest in effecting an acquisition or merger of the Company primarily due to the fact that the Company is a publicly-held corporation. In addition, the Company has incurred Net Operating Losses ("NOLs"), which to a lessor degree, may make the Company attractive to a prospective suitor.

Year Ended December 31, 1997, as compared to Year Ended December 31, 1996

Overall Financial Situation. The Company had a stockholders' deficit at December 31, 1997 in the amount of $17,683,000, an increase of $3,845,000 from a stockholders' deficit at December 31, 1996 of $13,838,000. This increase is primarily due to the accrual of dividends on the outstanding shares of preferred stock in the amount of $1,551,000 and a net loss for 1997 of $2,294,000. The Company did not have revenues during 1997 or 1996. As was expected, operating costs were substantially lower in 1997 than in 1996 by approximately $793,000 or 69%, while selling general and administrative expenses increased slightly from 1996 by $48,000 or 7%, resulting in a loss from operations of $1,094,000 for 1997. Interest expense increased by more than $470,000 or 61% for 1997 from 1996.

Results of Operations. The Company did not have any revenues from operations during 1997 or 1996.

Operating costs for 1997 were $357,000, a decrease of $793,000 or 69% compared to operating costs of $1,150,000 for 1996. The primary reason that operating expenses decreased from 1996 is a result of having no Airships in operation during any part of 1997. Operating costs primarily relate to usage of the Company's one operational gondola and the utilization of the support vehicles. Periodic usage of such assets promotes the airships for additional business. In addition, the Company uses the airships to promote other related party businesses. (See Item 13. "Certain Relationships and Related Transactions").

Selling, general and administrative costs for 1997 were $737,000, an increase of $48,000 or 7% compared to costs of $689,000 for 1996. An increase of $263,000 in professional fees during 1997 were incurred in connection with the Company's filing of its 1994, 1995 and 1996 annual reports with the Securities Exchange Commission. The Company also experienced decreases in salaries and related benefits in the amount of $243,000.

Interest expense. Interest expense for 1997 was $1,245,000, an increase of $477,000 or 62% from interest expense of $768,000 in 1996. This increase was due to the increase in debt to TC Leasing and advances from Trans Con.

Year Ended December 31, 1996, as compared to Year Ended December 31, 1995

Results of Operations. The Company did not have any revenues from operations during 1996 as compared with $2,620,000 during 1995. All contracts had either expired or were cancelled during 1996.

Operating costs for 1996 were $1,150,000, a decrease of $2,877,000 or 71% compared to operating costs of $4,027,000 for 1995. The primary reason that operating expenses decreased from 1996 was a result of having no Airships in operation during any part of 1996. Operating costs primarily relate to periodic usage of the Company's one operational gondola and the utilization of the support vehicles. Periodic usage of such assets promotes the airships for additional business. In addition, the Company uses the airships to promote other related party businesses. (See Item 13. "Certain Relationships and Related Transactions").

Selling, general and administrative costs for 1996 were $689,000, a decrease of $1,204,000 or 64% compared to costs of $1,893,000 for 1995. The Company has made certain restructuring changes to include the reduction of salaries of certain of its management, office and operations personnel and a reduction in the cost of insurance and other costs normally incurred when operating of its Airships.

Interest expense. Interest expense for 1996 was $768,000, a decrease of $335,000 or 30% from interest expense of $1,103,000 in 1995. This decrease was due to the decrease in debt to Orix and Senstar and the utilization of funds provided by the Company's certificate of deposits held by Trans Continental.

Other income. As a result of the sale of Airship components to one of the Company's stockholders, the Company realized a non-recurring gain of $548,000 in 1994.

New Accounting Standards - SFAS No. 128, "Earnings per Share." In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. This pronouncement establishes standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS and makes them comparable to international EPS standards. Early application of this statement is not permitted.

SFAS No. 130, "Reporting Comprehensive Income." In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires the reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in amounts of certain terms, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and related Information." SFAS No. 131 will change the way public companies report information about segments of their business in annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

The Company intends to adopt the provisions of SFAS No.'s 128, 130 and 131 during its fiscal year ended December 31, 1998, and does not expect their application to have a material impact on the financial statements of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $54,645,000 at December 31, 1997. During the years ended December 31, 1997 and 1996, the Company did not generate any revenues from airship operations. The Company also reported net losses of $2,294,000 and $2,506,000 for the years ended December 31, 1997 and 1996, respectively and had working capital deficiencies of $15,992,000 and $12,598,000 at 1997 and 1996, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans to improve the financial position and operation with the goal of sustaining the Company's operations for the next twelve months and beyond include:

Arranging with Trans Continental Airlines, Inc. or other related parties common directorship and ownership to provide funds on a monthly basis as a loan, and separately, acquiring assets and operations of one or more entities, with which the Company has been in negotiation. At this time, there are no agreements or understandings relating to any such acquisition or transaction, and there can be no assurance that any such transaction will be consummated. The expectation is that such business combination, if completed, would provide additional cash flow and net income to the Company.

Though management believes the Company will secure additional capital and/or attain one or more of the above goals, there can be no assurance that any acquisition, financing, or other plan will be effected. Any acquisition or securities offering is subject to the Company's due diligence, the state of the general securities markets, and of the specific market for the Company's securities, and any necessary regulatory review.

While the Company believes that its plans for additional funding or for obtaining a possible business combination have a reasonable possibility of improving the Company's financial situation and ensuring the continuation of its business, there can be no assurance that the Company will be successful in carrying out its plans and the failure to achieve them could have a material adverse effect on the Company.

                                                             YEAR ENDED DECEMBER 31,
                                                              1997              1996
                                                        ----------------- -----------------
Net cash used in operating activities                     ($2,283,000)       ($2,135,000)
Net cash used in investing activities                       ( 159,000)          ( 30,000)
Net cash provided by financing activities                   2,442,000          2,141,000
Net increase (decrease) in cash and                        $        -          ($ 24,000)
  cash equivalents

During 1997, the Company's operations used $2,283,000 compared to using approximately $2,135,000 during 1996. This increase in cash used by operations was primarily attributable to the reduction in depreciation expense during 1997 from 1996 and an increase in accrued interest for 1997 over 1996.

Cash was used by investing activities in the amount of $159,000 and $30,000 in 1997 and 1996, respectively, for working capital loans to certain related parties. Also during 1996, cash was provided by the sale of airship components in the amount of $88,000.

Cash was provided by financing activities in the amount of $2,442,000 and $2,141,000 in 1997 and 1996, respectively. Cash provided by financing activities in 1997 and 1996 was primarily from the working capital financing provided by Trans Continental. Also in 1997, the Company obtained additional financing from TC Leasing in the amount of $4,709,000. This financing was obtained by TC Leasing from Norwest. The Company used these funds to repay debt owed to Senstar in the amount of $3,003,000 and for working capital.

INFLATION

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        In June 1997 the Company retained C.M. Meeks & Company, P.A. (formerly Charlie M. Meeks, C.P.A., P.A.) as its independent auditor due the added expense of continuing with a large audit firm such as Grant Thornton.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information, as of March 31, 1998, relating to each director and executive officer of the Company.



Name                  Age            Positions with the Company                 Position Held Since

Louis J. Pearlman     44             Chairman of the Board of Directors,        June 1982
                                     President and Chief Executive,
                                     Finanical and Operating Officer

James J. Ryan         50             Director                                   July 1986
Alan A. Siegel        34             Secretary and Director                     October 1989


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

        There are currently three members of the Board of Directors. The Company and its principal shareholders had agreed to use their best efforts to elect two designees of the underwriters of the 1993 Offering to the Company's Board of Directors which right expires in April 1998. Due to the Company's failure to pay a specified portion of dividends on the Preferred Stock in cash, the holders of the Preferred Stock, voting as a class, have the right to designate two additional members of the Company's Board of Directors. Marvin Palmquist, who had been a director of the Company from 1984, died on February 18, 1998. The Board has not filled the vacancy left by him, and the Company intends to have only 3 directors in the future.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer for services rendered in all capacities to the Company for the three years ended December 31, 1997 and all officers who earned over $100,000 ("named executive officers"). No other executive officer's or employee's annual salary and bonus exceeded $100,000 during the Company's past three fiscal years.

                           SUMMARY COMPENSATION TABLE

Name and Principal       Fiscal   Salary      Bonus   Other Annual   Restricted  Securities     Other
Position                 Year                         Compensation  Stock Award  Underlying  Compensation
                                                                                Options
                         -----    ----------- ------  -------------  ----------- ---------- ------------

Louis J. Pearlman,       1997     $4,423
Chairman,                1996     $118,921     $     0
President, Chief         1995     $112,277     $     0     --            --         --          --
Executive and
Operatng Officer

Alan A. Siegel,          1997     $ 55,200
Secretary, General       1996(1)  $ 61,530     $     0
Manager and Director     1995(1)  $ 58,140     $70,000



--------------

(1)   Mr. Siegel deferred $25,000 of his salary in each of 1995 and 1996.


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

        There were no option grants in 1997.

                       AGGREGATED OPTION EXERCISES IN 1996
                     AND 1996 FISCAL YEAR-END OPTION VALUES



There were no options exercises in 1997.




--------------------------


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Board of Directors of the Company does not have a compensation committee. Messrs. Pearlman and Siegel determine executive compensation, based on corporate performance and market conditions. See "Employment Agreements."

EMPLOYMENT AGREEMENTS

         The Company had an employment agreement with Louis J. Pearlman which expired in 1994. The Company and Mr. Pearlman have not entered into a new employment agreement. Mr. Pearlman's compensation is determined by the Company's Board of Directors, of which Mr. Pearlman is the Chairman. The Company currently owes approximately $391,000 to Mr. Pearlman for accrued salary and bonus which Mr. Pearlman has deferred in order to permit the Company to meet some of its other obligations.

        The Company entered into an employment agreement as of December 31, 1992 with Alan A. Siegel. Mr. Siegel's agreement expired on January 1, 1998. Mr. Siegel's agreement provided for an annual salary of $75,000 for the first year of the agreement and for annual increases thereafter in an amount equal to the greater of 5% of his previous year's salary or the increase, if any, in the Consumer Price Index for All Urban Consumers, Central Florida 1967 -- 100. The agreement also provides for an annual bonus payable to Mr. Siegel in an amount equal to 1 1/2% of the Company's net after-tax profits for such fiscal year plus an amount determined in the discretion of the Board. The Company has not entered into a new employment agreement with Mr. Siegel. The Board of Directors determines Mr. Siegel's compensation. Mr. Siegel is a member of the Board of Directors.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the number and percentage of shares of Common Stock beneficially owned, as of March 31, 1998, by (i) all persons known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock or Preferred Stock, (ii) each of the Company's directors, (iii) the Company's Chief Executive Officer and "named executive officers," and (iv) all executive officers and directors of the Company as a group (3 persons).


                      SHARES OWNED OF RECORD    PERCENTAGE OF OUTSTANDING           PERCENTAGE OF OUTSTANDING
NAME AND ADDRESS(4)      OR BENEFICIALLY          SHARES OF COMMON STOCK             SHARES OF PREFERRED STOCK
----------------        -----------------        ------------------------            -------------------------
Louis J. Pearlman(1)    9,302,291                      21.8%                              *
Alan A. Siegel(2)        51,130                         *                                 *
James J. Ryan(5)         97,000                         *                                 *
Trans Continental(3)    3,666,862                       8.6%                              *
All officers and        9,450,421                      22.19%                             *
directors as a group
(3 persons)(2)



----------
*       Denotes less than 1%.

(1) Mr. Pearlman has an address at: c/o Airship International Ltd., 7380 Sand Lake Road, Suite 350, Orlando, Florida 32819. Includes 2,000,000 warrants and 500,000 options which are exercisable for 2,500,000 shares of Common Stock in the aggregate. This table is based upon 42,583,978 shares of Common Stock which were issued and outstanding on March 31, 1998.

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

(4) Mr. Marvin Palmquist was a member of the Company's Board of Directors in 1997. Mr. Palmquist died on February 18, 1998. Mr. Palmquist did not own any shares of the Company's stock.

(5)  Includes 67,000 options exercisable for 67,000 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As of January 1, 1998, the Company owed Mr. Pearlman an aggregate amount of approximately $2,028,000 which amount represented accrued and unpaid salary and bonus, and principal and accrued and unpaid interest on loans made to the Company by Mr. Pearlman for general operation purposes. On June 30,1993, the Company made a $789,000 loan (the "June 1993 Loan") to an individual who had previously facilitated financing for the Company. Mr. Pearlman has guaranteed repayment of the Loan and in addition, has agreed that the Company's obligation to repay principal and interest on Mr. Pearlman's loan to the Company shall be reduced proportionately to reflect the amount of the then outstanding Loan for so long as the Loan shall remain outstanding. The loan from Mr. Pearlman bears interest at the rate of 8.5%. In consideration for Mr. Pearlman's guaranteeing repayment of the Loan and agreeing that the Loan can be offset against his loan, the Company has treated the $789,000 as a reduction of the amount due to Mr. Pearlman.

         On behalf of the Company, Trans Continental guaranteed the Company's obligations to Orix USA Corporation ("Orix") pursuant to a lease, dated June 2, 1995, for one of the Company's airships. Trans Continental has been lending funds to the Company in order to provide the Company with working capital. Some of these funds have been used by the Company to make the lease payments to Orix. During the year ended December 31, 1997, the Company was advanced approximately $1.6 million by Trans Continental, and as of December 31, 1997 the Company owes to Trans Continental approximately $5.5 million, representing approximately $4.9 million of principal and approximately $600,000 of accrued interest with respect to the Orix debt. Mr. Louis J. Pearlman owns 21% of Trans Continental and is the Company's Chairman of the Board, President and principal shareholder.

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

        On December 24, 1996, Trans Continental Leasing, Inc. ("TC Leasing") obtained a loan with Norwest Equipment Finance, Inc. in the amount of $4,709,000. The proceeds of this refinancing were used to repay the Company's debt to Senstar and to provide working capital to the Company. TC Leasing is a wholly owned subsidiary of Trans Continental. The Company owes to TC Leasing the aggregate amount of approximately $4,090,000, consisting of approximately $4,060,000 and approximately $30,000 of interest.

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

        On December 31, 1991, Mr. Julian Benscher and the Company entered into a Line of Credit Agreement, pursuant to which Mr. Benscher loaned the Company $1,000,000 in 1992. As partial consideration for making these loans, the Company issued to Mr. Benscher warrants to purchase 775,000 shares of Common Stock and issued additional warrants to purchase 325,000 shares of Common Stock to certain parties designated by Mr. Benscher. The Company has granted Mr. Benscher registration rights with respect to all shares of Common Stock and warrants owned by him. These warrants were to expire on December 31, 1994; however, for continued assistance provided to the Company by Mr. Benscher, the Company extended the expiration date of these warrants to December 31, 1996, on which date the warrants expired unexercised. Mr. Benscher currently owns approximately 212,500 shares of the Company's Common Stock, and together with designees, his ownership represents less than 5% of the outstanding Common Stock. Mr. Benscher and the Company continue to engage in business transactions in which the Company provides Mr. Benscher with the use of an airship and related parts and equipment and Mr. Benscher pays the costs relating to the operation of the airship. In addition, the Company uses its airships to promote other related party businesses.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                                    Page
                                                                                    ----
(a)   (1)    The following financial statements of the Company have been filed as part of this report:

             A.    Report of Independent Certified Public Accountant                F-1

             B.    Balance Sheets as of December 31, 1997 and 1996                  F-2

             C.    Statements of Operations for the years ended December 31,
                     1997, 1996 and 1995                                            F-3

             D.    Statements of Changes in Stockholders' Equity for the years
                     ended December 31, 1997, 1996 and 1995                         F-4

             E.    Statements of Cash Flows for the years ended December 31,
                   1997, 1996 and 1995                                              F-5

             F.    Notes to Financial Statements                                 F-6 to F-18


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

   3.5      Amendment to Certificate of Incorporation filed January 27, 1989.                    Exhibit 6(12)

   3.6      Amendment to Certificate of Incorporation filed August 5, 1992.                      Exhibit 7(12)

   3.7      Certificate of Correction to Amendment of Certificate of Incorporation filed         Exhibit 8(12)
            on February 26, 1993.

   3.8      Amendment to Certificate of Incorporation filed February 26, 1993.                   Exhibit 9(12)

   3.9      By-laws of the Company.                                                              Exhibit 3.9(19)

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

  4.23      Warrant dated April 1. 1992 issued to Simon Zamet.                                   Exhibit 4.23(4)

  4.24      Warrant dated May 8, 1992 issued to Louis J. Pearlman.                               Exhibit 4.24(6)

  4.25      Two Warrants dated April 17, 1992 issued to Emanuel and Company.                     Exhibit 4.25(6)

  4.26 Representatives' Preferred Stock Warrant issued to Emanuel and Company and Chatfield Dean & Co. Inc.

  4.27      Action by Written Consent of the Board of Directors dated April 15, 1997                    *
            extending warrant granted to Louis J. Pearlman.

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

  10.91     List of Purchasers in the 1994 Private Placement.                                    Exhibit 10.91(19)

  10.92     Secured Promissory Note, dated October 26, 1994, of Airship Airways, Inc. to         Exhibit 10.92(19)
            the Company.

  10.93     Option Agreement, dated as of August 11, 1994, between the Company and               Exhibit 10.93(19)
            Louis J. Pearlman.

  10.94     Airship International Ltd. Employee Share Purchase Plan.                             Exhibit 1(18)

  10.95     Amended and Restated Lease Agreement, dated June 2, 1995, between
            Orix USA Corporation, and The Company                                                      *

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

                                            AIRSHIP INTERNATIONAL LTD.

Dated:  April 14, 1998                      By: /s/ Louis J. Pearlman
                                               -----------------------
                                                 Louis J. Pearlman
                                                 Chairman of the Board of
                                                 Directors, President and
                                                 Treasurer (Principal Executive
                                                 and Financial Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                 Title                                        Date
      ---------                 -----                                        ----
/s/ Louis J. Pearlman           Chairman of the Board, President,       April 14, 1998
--------------------------      Treasurer and Director
Louis J. Pearlman               (Principal Executive and Financial
                                Officer)


/s/ Alan A. Siegel              Secretary and Director                  April 14, 1998
--------------------------
Alan A. Siegel


/s/ James J. Ryan               Director                                April 14, 1998
--------------------------
James J. Ryan


ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                                  Page
(a)   (1)     The following financial statements of the Company have been filed as part of this report:

                A.   Report of Independent Certified Public Accountant            F-1

                B.   Balance Sheet as of December 31, 1997 and 1996               F-2

                C.   Statements of Operations for the years ended
                     December 31, 1997, 1996, and 1995                            F-3

                D.   Statements of Changes in Stockholders' Equity for
                     the years ended December 31, 1997, 1996, and 1995            F-4

                E.   Statements of Cash Flows for the years ended
                     December 31, 1997, 1996, and 1995                            F-5

                F.   Notes to Financial Statements                            F-6 to F-18


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Airship International Ltd.
Orlando, Florida

We have audited the accompanying balance sheets of Airship International Ltd. as of December 31, 1997 and 1996, and the related statement of operations, stockholders' deficit, and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airship International Ltd. at December 31, 1997 and 1996, the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note B to the financial statements, the Company has experienced significant operating losses, an accumulated deficit and negative working capital at December 31, 1997 and 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, with the exception of the effects of applying Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets to be Disposed Of", as described in Note A.

C.M. Meeks & Company, P.A.
Longwood, Florida
March 31, 1998

                                  AIRSHIP INTERNATIONAL LTD.
                                        BALANCE SHEETS
                                  DECEMBER 31, 1997 AND 1996

                                                              1997                1996
----------------------------------------------------------------------------------------------
                       ASSETS
Airships and Related Equipment:
Airships                                                  $2,294,000             $2,294,000
Vehicles                                                     645,000              1,384,000
Parts and equipment                                          850,000              1,216,000
Airship components                                         1,606,000              1,605,000
----------------------------------------------------------------------------------------------
                                                           5,395,000              6,499,000
Less: Accumulated  depreciation and amortization           1,485,000              2,292,000
----------------------------------------------------------------------------------------------
                                                           3,910,000              4,207,000
Cash and cash equivalents                                      2,000                  2,000
Prepaid insurance                                             22,000                    -
Due from related parties                                     434,000                275,000
Other assets                                                   6,000                 12,000
----------------------------------------------------------------------------------------------
                                                          $4,374,000             $4,496,000
==============================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Accounts payable - trade                                  $1,525,000             $1,615,000
Customer payment on future services                          514,000                553,000
Insurance financing                                           45,000                 38,000
Accrued expense and other liabilities                      5,983,000              4,536,000
Obligations under capital leases                           2,477,000              3,158,000
Notes payable                                              4,080,000              3,016,000
Deferred gain on sale of airship                             766,000                810,000
Due to stockholders                                        6,667,000              4,608,000
----------------------------------------------------------------------------------------------
Total liabilities                                         22,057,000             18,334,000

Contingencies and commitments
----------------------------------------------------------------------------------------------
Stockholders' Deficit
Preferred stock, $.01 par value:  Authorized -
10,000,000 shares, issued and outstanding - 2,459,000         24,000                 27,000
shares in 1997 and 2,712,000 in 1996
Common stock, $.01 par value: Authorized -
80,000,000 shares, issued and outstanding - 42,523,000
shares in 1997 and 41,002,000 in 1996                        425,000                410,000
Capital in excess of par value - Preferred Stock          14,447,000             14,444,000
Capital in excess of par value - Common Stock             22,066,000             22,081,000
Accumulated deficit                                      (54,645,000)           (50,800,000)
----------------------------------------------------------------------------------------------
Total stockholders' deficit:                             (17,683,000)           (13,838,000)
----------------------------------------------------------------------------------------------
                                                       $   4,374,000          $   4,496,000
==============================================================================================

        The accompanying notes are an integral part of these statements.

                           AIRSHIP INTERNATIONAL LTD.
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                         1997          1996          1995
--------------------------------------------------------------------------------------------
Airship Revenue                                       $      -      $     -      $ 2,620,000
--------------------------------------------------------------------------------------------
Costs and expenses:
     Operating costs                                     357,000     1,150,000     4,027,000
     Selling, general and administrative expenses        737,000       689,000     1,893,000
--------------------------------------------------------------------------------------------
                                                       1,094,000     1,839,000     5,920,000
Loss from operations                                  (1,094,000)   (1,839,000)   (3,300,000)
--------------------------------------------------------------------------------------------
Other income (expense):
     Gain (loss) on sale of airship components to
        a stockholder                                          -        13,000      (548,000)
     Realized gain on sale leaseback                      45,000        44,000        26,000
     Loss on insurance settlement                              -          -              -
     Interest expense                                 (1,245,000)     (768,000)   (1,103,000)
     Interest, royalties and other income                      -        44,000        58,000
--------------------------------------------------------------------------------------------
                                                      (1,200,000)     (667,000)   (1,567,000)
--------------------------------------------------------------------------------------------
Net loss                                            ($ 2,294,000)  ($2,506,000)  ($4,867,000)
============================================================================================

Weighted average number of common shares
   and equivalents outstanding                        42,181,000    40,879,000    36,008,000
--------------------------------------------------------------------------------------------

Net loss applicable to common stock:
     Net loss                                       ($ 2,294,000)  ($2,506,000)  ($4,867,000)
     Less preferred stock dividend                  (  1,551,000)  ( 1,725,000)  ( 1,725,000)
--------------------------------------------------------------------------------------------

Net loss applicable to common stock                 ($ 3,845,000)  ($4,231,000)  ($6,592,000)
============================================================================================
Net loss per share                                  ($       .09)  ($      .10)  ($     0.18)
============================================================================================

SIGNIFICANT AMOUNTS APPLICABLE TO
      RELATED PARTIES:

Selling, general and administrative:
     Interest expense                                $   437,000    $  293,000    $ 101,000
     Interest income                                 $   -          $      -      $  23,000



        The accompanying notes are an integral part of these statements.

                           AIRSHIP INTERNATIONAL LTD.
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                               Capital in Excess of
                                                                                    Par Value
                                Preferred Stock           Common Stock        ----------------------
                                ---------------           ------------        Preferred     Common    Accumulated
                               Shares    Par Value     Shares     Par Value     Stock       Stock      Deficit
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994      2,875,000     29,000    31,356,000    314,000    14,442,000  21,931,000  (39,977,000)

Conversion of preferred stock
  into common stock                 (78,000)    (1,000)      467,000      5,000         1,000      (5,000)       -

Exercise of stock options              -         -         5,000,000     50,000          -         50,000        -
  as compensation
Issuance of common stock to Trans
 Continental for loan                  -         -         3,667,000     36,000          -        110,000        -
   guarantee
Dividends paid on
 preferred stock:
  Accrued common stock dividend        -         -           -            -              -            -     (1,725,000)
Loss                                   -         -           -            -              -            -     (4,867,000)
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995      2,797,000     28,000    40,490,000    405,000    14,443,000  22,086,000  (46,569,000)

Conversion of preferred
 stock into common stock            (85,000)    (1,000)      512,000     5,000         1,000      (5,000)      -

Accrued common stock dividend          -          -            -            -         -             -       (1,725,000)
Loss                                   -          -            -            -         -             -       (2,506,000)
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996      2,712,000     27,000    41,002,000    410,000    14,444,000  22,081,000  (50,800,000)

Conversion of preferred
 stock into common stock           (253,000)    (3,000)    1,521,000     15,000         3,000     (15,000)      -
Exercise of options as
 compensation
Accrued common stock dividend          -           -            -           -          -            -       (1,551,000)
Loss                                   -           -            -           -          -            -       (2,294,000)

------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997      2,459,000     24,000    42,523,000    425,000    14,447,000  22,066,000  (54,645,000)
========================================================================================================================




        The accompanying notes are an integral part of these statements.

                           AIRSHIP INTERNATIONAL LTD.
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                          1997          1996           1995
----------------------------------------------------------------------------------------------
Cash flows form operating activities
   Net loss                                           ($2,294,000)  ($2,506,000)   ($4,867,000)
   Adjustments to reconcile net loss to net
      cash flows used in operating activities:
      Issuance of common stock through exercise
         of options                                       -             -              100,000
      Issuance of common stock in exchange for
         Trans Continental debt guarantee                 -             -              146,000
      Depreciation and amortization                       219,000       462,000        661,000
      Realized gain on sale leaseback                     (44,000)      (44,000)       (26,000)
      Loss from impairment of long-lived assets           -             -            1,462,000
      Gain (loss) on disposition of airship
        components and related assets                      78,000       (34,000)       704,000
      Changes in operating assets and liabilities:
         Prepaid insurance                                (22,000)       81,000        545,000
         Other assets                                       6,000        74,000         95,000
         Accounts payable - trade                         (90,000)      (75,000)    (2,378,000)
         Customer payments on future services             (39,000)      -             (813,000)
         Insurance financing                               (7,000)      (66,000)      (187,000)
         Accrued expenses and other liabilities          (104,000)      (27,000)      (329,000)
----------------------------------------------------------------------------------------------
            Net cash flows used in operating
              activities                               (2,283,000)   (2,135,000)    (4,887,000)
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of airship components                -             88,000         20,000
   Acquisition of airships and related equipment           -            (19,000)       (21,000)
   Net change in due from Trans Continental              (159,000)      (99,000)     1,632,000
----------------------------------------------------------------------------------------------
      Net cash flows provided by (used in)
         investing activities                            (159,000)      (30,000)     1,631,000
----------------------------------------------------------------------------------------------
Cash flows from financing activities:

   Proceeds from issuance of notes payable              4,787,000       -            3,500,000
   Principal payments on capital leases and loans      (4,404,000)     (863,000)    (1,415,000)
   Proceeds from loans by stockholder                   2,059,000     3,004,000        654,000
----------------------------------------------------------------------------------------------
      Net cash flows from financing activities          2,442,000     2,141,000      2,739,000
----------------------------------------------------------------------------------------------

Net changes in cash and equivalents                        -            (24,000)       517,000)
Cash and cash equivalents, beginning of year                2,000        26,000        543,000
----------------------------------------------------------------------------------------------

Cash and equivalents, end of year                     $     2,000     $   2,000     $   26,000
==============================================================================================




        The accompanying notes are an integral part of these statements.

                           AIRSHIP INTERNATIONAL LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

Nature of Business - The Company operates lighter-than-air airships used to advertise and promote the products and services of the Company's clients. At December 31, 1997, the Company had no airships in operation.

Cash and Equivalents - The Company considers unrestricted short-term, highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition - Airship revenues, when available, are recognized during the period in which services are provided. Whenever significant flight time is owed to a customer, the incremental cost of providing services is accrued. No amounts are accrued at December 31, 1997 or 1996.

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

                           AIRSHIP INTERNATIONAL LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

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

Stock Based Compensation - Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation." As it relates to stock options granted to employees, SFAS No. 123 permits companies who have not done so already, to either adopt the accounting method promulgated by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", to measure compensation, or to adopt the fair value base method prescribed by SFAS No. 123. If APB No. 25's method is followed, pro forma disclosures are required as if SFAS No. 123 accounting recognition method was adopted. SFAS No. 123 pertains to stock options granted after December 31, 1995. Management has determined not to adopt SFAS No. 123's accounting recognition provisions related to stock options granted to employees and, accordingly, will continue following APB No. 25's accounting provisions. All other provisions of SFAS No. 123 have been implemented effective January 1, 1996. The implementation of SFAS No. 123 did not have an effect on the Company's financial statements.

Net Loss Per Share - Net loss per share is based on the weighted average number of shares outstanding during the periods. When losses have been incurred, warrants and options are not included since the effect would dilute loss per share, however, preferred stock dividends are included in the loss per share calculation. When net income is reported, warrants and options are included using the treasury stock method, provided exercise prices are less than the average market price; warrants convertible into common stock are included when such inclusion results in further dilution.

New Accounting Standards - SFAS No. 128, "Earnings per Share." In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. This pronouncement establishes standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS and makes them comparable to international EPS standards. Early application of this statement is not permitted.

SFAS No. 130, "Reporting Comprehensive Income." In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires the reclassification of earlier financial

                           AIRSHIP INTERNATIONAL LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

statements for comparative purposes. SFAS No. 130 requires that changes in amounts of certain terms, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and related Information." SFAS No. 131 will change the way public companies report information about segments of their business in annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

The Company intends to adopt the provisions of SFAS No.'s 128, 130 and 131 during its fiscal year ended December 31, 1998, and does not expect their application to have a material impact on the financial statements of the Company.

NOTE B - SIGNIFICANT UNCERTAINTIES AND MANAGEMENT'S PLANS TO OVERCOME OPERATING DIFFICULTIES AND MEET CASH REQUIREMENTS

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $54,645,000 at December 31, 1997. During the year ended December 31, 1997, the Company did not generate any revenues from airship operations and it reported a net loss of $2,294,000 and has negative working capital of $15,992,000 at December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans to improve the financial position and operations with the goal of sustaining the Company's operations for the next twelve months and beyond include:

Arranging with Trans Continental Airlines, Inc. ("Trans Continental"), a company related through common directorship and ownership, to provide funds on a monthly basis as a loan, and separately, acquiring assets and operations of one or more entities, which the Company has been exploring. Management's hope is that such business combination, if completed, would provide additional cash flow and net income to the Company.

While the Company believes that its plans for additional funding or possible business combination have the reasonable capability of improving the Company's financial situation and ensuring the continuation of its business, there can be no assurance that the Company will be successful in carrying out its plans and the failure to achieve them could have a material adverse effect on the Company.

Though management believes the company will secure additional capital and/or attain one or more of the above goals, there can be no assurance that any acquisition, financing or other plan will be effected. Any acquisition or securities offering is subject to the Company's due diligence, the state of

                           AIRSHIP INTERNATIONAL LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE B - SIGNIFICANT UNCERTAINTIES AND MANAGEMENT'S PLANS TO OVERCOME OPERATING DIFFICULTIES AND MEET CASH REQUIREMENTS (Continued)

the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review.

NOTE C - TRANSACTIONS WITH STOCKHOLDERS, RELATED PARTIES AND OTHERS

Due from Affiliate - At December 31, 1994, the Company made advances netting to $1,809,000 to Trans Continental, an affiliated aircraft leasing company and stockholder of the Company. Louis J. Pearlman ("Mr. Pearlman") owns 21% of
Trans Continental and is the Company's Chairman of the Board, President and Principal Stockholder. Trans Continental pledged a $2,500,000 money market account as collateral for this advance. The deposit was returned to the Company during 1995. Interest earned on this deposit amounted to $23,467 for the year ended December 31, 1995. No interest was earned during the year ended
December 31, 1996 or 1997, as the Company used these funds to reduce liabilities during the year ended December 31, 1995.

Personal Guarantees - Mr. Pearlman and Trans Continental have guaranteed all capital leases and loans of the Company (see Note E).

Loans from Principal Stockholder - In May 1992, all amounts due to Mr. Pearlman, consisting of 10% notes payable, accrued salaries, bonuses and interest were consolidated into one single loan of $1,845,000. The loan was payable in equal quarterly installments of $135,000 per year including interest at 8 1/2% per annum, and commenced in July 1992. This payment schedule continued until a loan payable to a bank for the SeaWorld airship was paid (with the preferred stock proceeds - see Note H), at which time the loan became payable at the discretion of the Company. All unpaid principal and interest was due in May 1997 and has been deferred by Mr. Pearlman for an indefinite period of time. Interest on the loan payable was $96,000, $93,000, and $85,000 for the years ended 1997, 1996, and 1995, respectively.

On June 30, 1993, the Company made a $789,000 loan (the "Loan") to an individual who had previously facilitated financing for the Company. Mr. Pearlman has guaranteed repayment of the Loan. The Loan is being repaid by Mr. Pearlman in equal monthly installments of $6,209 per month, including interest at the rate of 8.75%. The remaining unpaid principal balance of the Loan was due on June 30, 1995. It has been agreed that the Company's obligation to repay principal and interest on the loan to Mr. Pearlman shall be reduced to reflect the outstanding balance on this Loan for so long as it shall remain outstanding. Amounts due to Mr. Pearlman at December 31, 1997 and 1996 totaled $1,238,000 and $1,137,000, respectively, net of unamortized discount.

During the period from December 31, 1995 through 1997, Trans Continental advanced the Company funds that were used for operations in the amount of $4,872,000. The balance owed to Trans Continental is accruing interest at the rate of 10% per annum and is due on demand. Interest expense accrued on these advances amounts to $341,000, $200,000 and $16,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                           AIRSHIP INTERNATIONAL LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

   NOTE C - TRANSACTIONS WITH STOCKHOLDERS, RELATED PARTIES AND
                      OTHERS - (Continued)

Transactions with Stockholder and His Affiliate - Mr. Julian Benscher ("Mr. Benscher") beneficially owns less than 5% of the common stock of the Company at December 31, 1997. The Company and Mr. Benscher continue to engage in business transactions in which the Company provides to Mr. Benscher the use of an airship, along with certain related components and equipment, and Mr. Benscher pays the cost relating to the operation of the airship.

Rental Arrangement and Travel Agency Service - Trans Continental serves as the Company's travel agent for substantially all of its travel arrangements and the Company is its principal customer. In the opinion of management, the terms and prices received from the corporation are similar to those available from other travel agencies. During 1997, 1996 and 1995, the Company utilized the travel agency services for reservations, while primarily paying certain costs directly to the provider.

Hull and Liability Insurance - The Company purchases hull and liability insurance with respect to the Company's airships through Alexander Howden, Inc., an international insurance brokerage firm of which James J. Ryan is the Senior Vice President of its Aviation Aerospace Division. Mr. Ryan is also a director of the Company. Insurance expense for Alexander Howden was $131,000 in 1995.

Warrants - Reference should be made to Note H for warrants issued in connection with certain of the above transactions.

NOTE D - INCOME TAXES

At December 31, 1995, the Company had net operating loss carryforwards for income taxes of approximately $43,105,000 available as offsets against future taxable income. During 1991, the Company experienced changes in the Company's ownership as defined in Section 382 of the Internal Revenue Code ("IRC"). The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes. Operating losses incurred after the ownership change are not limited. As a result, only approximately $28,694,000 of the operating losses which occurred after the ownership change are not limited. The operating losses incurred prior to the ownership change are limited to a certain dollar amount each year. The net operating loss carryforwards expire during the years 2000 to 2013. The company also has unused investment tax credits of $140,000 which expire principally in the year 2000.

The tax effect of temporary differences that give rise to significant positions of the deferred tax assets and deferred tax liabilities, consist of the following at December 31:

                                                                    1997              1996
------------------------------------------------------------------------------------------------
Deferred tax assets
   Net operating loss                                            $14,677,000       $13,651,000
   Investment tax credits                                            140,000           140,000
   Airships and related equipment                                      -                34,000
   Accrued interest on stockholder loans                             542,000           394,000
------------------------------------------------------------------------------------------------

                                                                 $15,359,000        14,219,000
   Less: Valuation allowance                                      14,962,000        14,219,000
------------------------------------------------------------------------------------------------
                                                                       -                 -

Deferred tax liabilities:
   Airships and related equipment                                    397,000             -
------------------------------------------------------------------------------------------------
                                                                    (397,000)            -
------------------------------------------------------------------------------------------------
Net deferred tax asset                                                 -           $     -
================================================================================================

                           AIRSHIP INTERNATIONAL LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE D - INCOME TAXES (Continued)

The net change in the valuation allowance was approximately $743,000 relating to net operating losses from 1997.

NOTE E - CAPITAL LEASES AND LOANS PAYABLE

Capital Leases - In October 1989, the Company purchased a new Skyship 600 Series airship (the "MetLife airship") from Airship UK. The MetLife airship and related equipment were financed primarily by net proceeds of $6,200,000 from a capital lease obtained through ORIX Commercial Credit Corp. ("ORIX"). The capital lease initially required monthly payments of $135,000 through November 1992. In December 1992, the lease was renewed for an additional three-year term at monthly payments of $121,000. At the end of the additional three year term the Company had the option to purchase this airship for $1,000,000 or renew the lease for another three year term at monthly payments of $35,000. At the completion of the third lease term, title is to be transferred to the Company upon payment of $1. On January 11, 1994 the Company renegotiated the lease to reduce the $121,000 payments. Even after the payment modifications the Company was unable to make the payments and went into default. Effective June 2, 1995, the lease was renegotiated calling for payments of principle only of $20,000 for twelve months. At the end of the initial twelve-month period, the Company began to make principle and interest payments at the rate of prime plus 1% of $40,000 for the next six months, followed by payments of $60,000 for an next six months and finally payments equaling the higher of $80,000 or 50% of the annual cash flows for the fiscal year immediately prior to the commencement of each applicable twelve-month period for the remaining term of the lease until the lease is fully amortized or a larger payment is made based upon the annual cash flow of the year. Based upon the revised payment schedule, the payments are not sufficient to cover the interest expense. Thus negative amortization results in 1994 and 1995 and the ending principal balance is increased. The balance under this capital lease amounted to $2,477,000 and $3,158,000 at December 31, 1997 and 1996, respectively.

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

The following is a schedule by year of future minimum lease payments pursuant to the capital leases together with the present value of the net minimum lease payments as of December 31, 1997:

                       1998                                         $   960,000
                       1999                                             960,000
                       2000                                             960,000
                       Thereafter                                        28,000
                                                          ---------------------
                          Total minimum lease payments                2,908,000
                          Less amount representing interest             431,000
                                                          ---------------------

                       Present value of net minimum lease
                          payments                                   $2,477,000
                                                          =====================

                           AIRSHIP INTERNATIONAL LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE E - CAPITAL LEASES AND LOANS PAYABLE  (Continued)

WDL LEASE - Pursuant to an agreement effective May 16, 1993 (the 'WDL Lease'), the Company leased from Westdeutsche Luftwerbung Theodor Wullenkemper GMBH ('Westdeutsche') a used type WDL airship equipped with a NightSign'tm' system. The Company entered into the WDL Lease to procure an airship to fulfill its obligations under the Gulf Oil Contract when it became apparent that the proposed acquisition of the assets of Slingsby could not be completed in time to provide an additional airship to fulfill the Company's obligations under the Gulf Oil Contract. The Company began operating this airship as the Gulf Oil Airship on June 25, 1993. On September 11, 1994, the Gulf Oil Airship was damaged in an accident and its operations ended. As a result of the damage to the Gulf Oil Airship, the Company sustained a loss of $1,978,000, representing the cost of the airship less insurance proceeds and credits allowed, including salvage value, when the airship was returned to WDL in September 1994. At December 31, 1994, the Company owed WDL a total of $2,866,000 under the WDL Lease, including the $1,978,000 described above plus lease and other operating costs through September 11, 1994. Pursuant to the WDL Lease, the Company maintained a security deposit in a cash account (the 'Cash
Escrow Account') with Trans Continental Airlines, Inc., an affiliate of the Company ('Trans Continental'). As of December 31, 1994, the Company had on deposit in the Cash Escrow Account $1,800,000. During March 1995, the Company paid the full balance of the Cash Escrow Account to WDL to reduce its liability to WDL to $1,000,000. Pursuant to the WDL Lease, Trans Continental collateralized the advances with a certificate of deposit in the amount of $2,500,000 (see Note C to the Financial Statements included elsewhere herein). The Company is currently indebted to WDL in the approximate amount of $911,000. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.'

Loan Payable - The Company entered into an accounts receivable factoring security agreement on September 19, 1994 which was modified on November 16, 1994 and November 23, 1994. The maximum borrowing amount under the November 23rd agreement was $1,500,000. The loan balance was to be reduced by $75,000 per month beginning December 1, 1994. A fee of 0.125% per month is payable each month on the higher of funds outstanding or $1,500,000. The loan was used to payoff certain liabilities and provide a source of working capital. The balance due to Allstate Financial Corp. ("Allstate") as of December 31,
1994 amounted to $1,250,000. The loan was secured by accounts receivable, inventory, certain airships and equipment.

On June 22, 1995, the Allstate loan was repaid when Transcontinental Leasing, Inc. ("TC Leasing"), a wholly-owned subsidiary of Trans Continental, entered into a sale-leaseback agreement with the Company. TC Leasing obtained financing for this transaction from Phoenixcor, Inc. Pursuant to the Allstate Transactions, the Bud One Airship was sold by the Company to TC Leasing for the purchase price of $2,060,000, which in turn was leased back to the Company.
In accordance with SFAS No. 98 "Accounting for Leases," any gain on the sale is deferred and amortized in proportion to the amortization of the leased asset. The resulting gain of $873,000 was capitalized as part of the airship cost and is being amortized over 20 years equal to the corresponding increased depreciation.

On November 30, 1995, the Company entered into an arrangement with Senstar Capital Corporation ("Senstar") pursuant to which the sale-leaseback arrangement with TC Leasing was reversed. The Company borrowed a total of $3,500,000 from Senstar, part of which has been used to repay the loan from Phoenixcor, Inc., the lender for TC Leasing's transaction. The loan from Senstar is repayable over 5 years in sixty monthly payments of approximately $63,000 each, with a balance due at the end of the five year term of approximately $700,000, and secured by a lien on the Airship and is guaranteed by Trans Continental. The balance due under this loan amounted to $3,004,000 at December 31, 1996.

TC Leasing entered into a loan agreement, dated December 30, 1996, with Norwest Equipment Finance, Inc. ("Norwest") on behalf of the Company. The proceeds of the loan were used to repay the Senstar loan which had a balance due of approximately $3,000,000 at the time of repayment, and to provide working capital to the Company. The Company has made the payments required under the Norwest loan directly to Norwest. Such payments amounted to approximately $648,000 during 1997, TC Leasing is the obligor under the Norwest loan and the Company owes to TC Leasing with respect to the Norwest loan the aggregate amount of approximately $4,090,000, consisting of $4,060,000 of principal and approximately $30,000 of interest. The transaction with Norwest facilitated the Sale-leaseback arrangement between the Company and TC Leasing.

Other Long-Term Debt - The Company has other long-term debt in the amount of $10,000 and $12,000 at December 31, 1997 and 1996, respectively. These loans mature through December 31, 2001 at various annual interest rates. The transaction with Norwest facilitaged the Sale-leaseback arrangement between the Company and TC Leasing.

   Current maturities of long-term are as follows:

                                                           1998    $    937,000
                                                           1999         928,000
                                                           2000       1,013,000
                                                           2001       1,202,000
                                                                   -------------
                                                           Total   $  4,080,000
                                                                   =============

                           AIRSHIP INTERNATIONAL LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE F - LEGAL PROCEEDINGS

Capital Funding Group Ltd. - In February 1992, Capital Funding Group Ltd. ("CFG") commenced an action against the Company and others seeking in excess of $1,000,000 in damages based on the alleged failure by the Company to provide adequate collateral and security in connection with certain alleged financial agreements with CFG. The Company retained CFG in July 1991, paid a commitment fee (which was written off in 1991) and received a commitment from CFG which then failed to provide the funding. The Company and the other defendants answered the complaint in February 1992 by denying all of the substantive allegations and asserting several affirmative defenses. In addition, the Company asserted certain counterclaims against CFG and its two principals for breach of a commitment letter pursuant to which CFG was to arrange for a $9 million loan to the Company, breach of a compromise agreement accepted by CFG in January 1992, pursuant to which CFG was to provide funding to the Company in the amount of $7 million, breach of an escrow agreement, pursuant to which CFG was to return $200,000 of the commitment fee paid by the Company and various other counterclaims. In March 1993, the Company was awarded a default judgment of $8,000,000 against CFG. No balances have been returned to the Company as of December 31, 1997.

Watermark Group PLC and Von Tech Corporation - In January 1993, a second amended complaint to a lawsuit, which was initially commenced in March 1991 and subsequently dismissed twice without prejudice, was filed against the Company and Mr. Pearlman by Watermark Group PLC and Von Tech Corporation, a general partner of Company communications (collectively the "W/VT Plaintiffs") alleging breach of an alleged joint venture agreement involving Company Communications and Airship Enterprises Ltd. (a company that was owned by Mr. Pearlman and that was not in any way owned or controlled by the Company); breach of an alleged agreement by the Company regarding the lease and operation of a particular airship; and breach of an alleged oral commission agreement by the Company relating to the Company's acquisition of two airships it presently owns.

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

Tenerten and Drake, Inc. - On September 15, 1994, Tenerten and Drake, Inc. ("TDI") filed a complaint against the Company. The complaint alleges that the Company failed to pay certain sums of money due to TDI under an agreement to perform advertising and related services for the Company. The Company filed its answer and raised its affirmative defenses to said complaint alleging that the services allegedly performed by TDI were defective in numerous respects. A final judgment was entered against the Company on July 20, 1995 in the amount of $24,000, which has been placed in escrow pending appeal. The Company has since settled all remaining claims instituted by TDI by agreeing to the release of the cash bond to TDI and by paying to TDI the additional sum of $4,100.

                           AIRSHIP INTERNATIONAL LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE F - LEGAL PROCEEDINGS (Continued)

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

Employment Agreements - In 1993 the Company and Mr. Pearlman entered into an employment agreement which expired in December 1994. The agreement provided for an annual salary to Mr. Pearlman of $200,000 for the first year of the agreement and for annual increases thereafter in an amount equal to the greater of 5% of his previous year's salary or the increase, if any, in the Consumer Price Index for All Urban Consumers, Central Florida. The agreement also provided for an annual bonus payable to Mr. Pearlman in an amount equal to 4% of the first $1 million of the Company's net after-tax profits for such fiscal year. Pursuant to this agreement, Mr. Pearlman's annual compensation, including salary and bonus was limited to $340,000 per year. Accrued and unpaid salaries through December 31, 1995 are $391,000 and are included in amounts due to related party.

On March 1, 1994 the Company agreed to reimburse Mr. Pearlman $4,000 per month in expenses, effective January 1, 1993, due to Mr. Pearlman's out-of-pocket expenses for the Company's business.

The Company entered into employment agreements as of January 1, 1993 with each of two officers and another employee. Each agreement expires on January 1, 1998 and provides for annual salaries of $75,000 for the first year of the agreement and annual increases thereafter in an amount equal to the greater of 5% of his previous years salary or the increase, if any, in the Consumer Price Index for All Urban Consumers, Central Florida. Each agreement also provides for an annual bonus payable in an amount equal to 1 1/2% of the Company's net after-tax profits for such fiscal year plus an additional amount determined at the discretion of the Board of Directors.

                           AIRSHIP INTERNATIONAL LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE H - STOCKHOLDERS' EQUITY

Preferred Stock - In February 1993, the Company completed a public offering ("the Offering") of 2,875,000 shares of its Class A 8% Cumulative Convertible Voting Preferred Stock ("Preferred Stock") at $6.00 per share.

Each share of Preferred Stock is convertible, at any time after the earlier of February 16, 1994 or a date determined by the underwriters at their sole discretion (which date was not to be prior to April 19, 1993), into 6 shares of common stock, subject to future adjustment. Dividends on the Preferred Stock are payable quarterly and the first four dividends were paid, on an annualized basis, 50% in cash and 50% in shares of the Company's common stock. The Preferred Stock accrues dividends at the annual rate of $.60 per share for dividends paid in shares of common stock, and $.48 per share for dividends paid in cash. If available cash is not sufficient to pay any or all of the subsequent dividend payments, the balance of the dividend will be paid in shares of the common stock. The Company has total accrued dividends on Preferred Stock in the amount of $5,864,000 and $4,313,000 at December 31, 1997 and 1996, respectively.

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

Warrants and Options - Outstanding Warrants and Options at December 31, 1997, all of which are currently exercisable, after giving effect to adjustments through such date for Warrants and Options anti-dilution provisions and exercisable price reductions are as follows:

                                                                 Exercise
                                                Shares            Price           Expiration
                                               Issuable         Per Share            Date
---------------------------------------------------------------------------------------------------

Warrants:
   Issued to Company President
    in May 1992 in consideration
    of restructing terms of loans
    due                                       2,000,000            $0.10           May 1999

Options:
   Issued to Company President in 1989
    for guarantee of capital lease,
    cancelled and reissued in 1991              500,000            $0.01        November 1998

   Issued in connection with public
      offering in 1991:                                                             through
         Officers  and others in 1989 and 1991  715,000        $0.01 to $1.28     October 2001
---------------------------------------------------------------------------------------------------

                           AIRSHIP INTERNATIONAL LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE H - STOCKHOLDERS' EQUITY (Continued)

Employee Share Purchase Plan - The Company has an employee share option plan (the "Plan") for employees of the Company and any present or future "subsidiary corporations." The Company intends the Plan to be an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan was effective November 1, 1994. All employees are eligible to participate in the Plan, except that the Company's appointed committee may exclude any or all of the following groups of employees from any offering: (i) employees who have been employed for less than 2 years; (ii) employees whose customary employment is 20 hours or less per week; (iii) employees whose customary employment is not more that 5 months in any calendar year; and (iv) highly compensated employees within the meaning of Code Section 414(q). The shares issuable under the Plan shall be common shares of the Company subject to certain restrictions up to a maximum of 1,000,000 shares. The committee shall determine the length of each offering but no offering may exceed 27 months. The option price for options granted in each offering may not be less than the less of (i) 85% of the fair value of the shares on the day of the offering, or (ii) 85% of the fair market value of the shares at the time the option is exercised.

NOTE I - AIRSHIP REVENUES, MAJOR CUSTOMERS AND CREDIT
         CONCENTRATION

Anheuser-Busch/Bud One - In March 1992, the Company entered into an agreement with Anheuser-Busch for the use of the Bud One airship. Pursuant to this agreement, the Company agreed to convert the Bud One airship (then being used as a passenger airship) into an airship operated to promote the goods and products of Anheuser-Busch. The agreement provides for an initial term of six months with renewals for additional terms totaling three years. Anheuser-Busch could terminate the agreement during the first or at the end of the second annual period by giving proper notice to the Company
(see Note L). The Company had operated this airship to advertise and promote the Sea World theme park from September 1991 to March 1992 under a prior agreement with Anheuser-Busch which enabled the Company to operate sightseeing tours for passengers on a fee basis at Kissimmee Airport.

Pursuant to an amendment dated March 4, 1994, monthly fees under the Bud One agreement were reduced by 50% effective February 1994 through July 1994 and the term of the contract ended in August 1994. The Bud One contract was amended in July 1994 and provided for operations at the full price from August 1994 through December 1996. However, during December 1995 it was determined that the envelope was in need of replacement. Therefore, the Company removed the airship from service.

Catamount Petroleum Corporation/Gulf Oil - In May 1993, the Company entered into an agreement with Catamount Petroleum Corporation for the use of the Gulf airship. The initial term of the agreement is for three years. Notwithstanding this term, the agreement may be terminated by either party upon proper written notice. During 1993, the airship was in operation from July through October upon which, at the request of Catamount, the agreement was suspended through April 1994, at which time the airship resumed operations through October 1994.

                           AIRSHIP INTERNATIONAL LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE I - AIRSHIP REVENUES, MAJOR CUSTOMERS AND CREDIT
                 CONCENTRATION (Continued)

The Company was responsible for all costs associated with the operation of the Gulf airship, including repairs, maintenance, insurance and taxes.

Mastellone Hnos, S.A. - On December 15, 1994, the Company and its wholly-owned subsidiary Airship Operations, Inc. consummated an Aircraft Lease Agreement (the "Argentina Lease Agreement") and an Airship Operations Agreement (the "Argentina Operations Agreement"), respectively, with Mastellone Hnos, S.A. ("Mastellone") for the promotion of the products of Mastellone (the "Argentina Airship"). The Company received a deposit from Mastellone in the amount of $500,000. The xxxxx for the Argentina Airship were never commenced. On May 24, 1995, prior to commencement of operations of the Argentina Airship and pursuant to an Aircraft Purchase and Lease Assignment and Assumption between the Company and First Security Bank of Utah, as trustee for the benefit of Aviation Support Group, Ltd. ("Aviation"), the Argentina Airship was sold and the Argentina Lease Agreement was assigned to First Security for the amount of $500,000. Pursuant to such arrangement, operations for the Argentina Airship were never commenced by the Company. On May 24, 1995, prior to commencement of operations of the Argentina Airship and pursuant to an Aircraft Purchase and Lease Assignment and Assumption between the Company and First Security Bank of Utah, as trustee for the benefit of Aviation Support Group, Ltd. ("Aviation"), the Argentina Airship was sold and the Argentina Lease Agreement was assigned to First Security.
In consideration for such sale and assignment, First Security assumed the Company's obligations under the Argentina Lease Agreement. The Company is entitled to receive, during a ten-month renewal term provided for in the Argentina Lease and Argentina Operations Agreements, a portion of the rental income generated should Mastellone exercise its right to extend the terms of such agreement.

In addition, by notifying First Security prior to December 15, 1995 (extended to January 15, 1996), the Company had the right to repurchase the airship for 120% of the out-of-pocket expenses and the assumption of all liabilities incurred by First Security and Aviation in connection with the Argentina Airship. The Company did not exercise the right to repurchase the airship.

Concurrently with the execution and delivery of the Purchase and Assumption Agreement, the Company sold to Aviation all of the issued and outstanding shares of the capital stock of Airship Operations, Inc. Mr. Benscher, who holds indirectly through designees less than 5% of the Company's common stock, is a principal stockholder of Aviation. See Note C - Transactions With Stockholders, Related Parties And Others.

Hampstead Technologies Limited, In December 1995, the Company entered into an Envelope Purchase agreement with Hampstead Technologies Limited, an affiliated company of Julian Benscher, for the purchase of a new envelope for the Bud One Airship. The Company made a non-refundable deposit of $630,000. This purchase was never consummated and the deposit was written off in 1995.

NOTE J - EMPLOYEE SAVINGS PLAN

The Company has an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue

                           AIRSHIP INTERNATIONAL LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE J - EMPLOYEE SAVINGS PLAN (Continued)

Service annual contribution limit of 15% of the employee's salary. The Company matches 25% of each employee's contributions for 1993 and 5% for 1995 and 1994, depending on length of service, up to a maximum of 6% of the employee's earnings. The Company's matching contributions to the Savings Plan was $1,948 for 1995.

NOTE K - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                          1997          1996           1995
----------------------------------------------------------------------------------------------
Cash paid during the year for:
   Interest                                            $  679,000    $  475,000    $1,018,000
Supplemental non-cash activity:
   Accrued common stock dividend                       $1,551,000    $1,725,000    $1,725,000