Form 10-Q
period 1998-03-31
AIRSHIP INTERNATIONAL LTD
filed 1998-05-20
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                    for Quarterly Period Ended March 31, 1998

                                      -OR-

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities And Exchange Act of 1934
              for the transaction period from _________ to________

                         Commission File Number 0-14646


                           Airship International Ltd.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New York                                       06-1113228
--------------------------------               -------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


                7380 Sand Lake Road, Suite 350, Orlando, FL 32819
                -------------------------------------------------
               (Address of principal executive offices, Zip Code)


                                 (407) 351-0011
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]      No  [ ]

       The number of outstanding shares of the registrant's common stock, par value $.01, as of March 31, 1998 is 42,584,000.

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                           AIRSHIP INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS

                                                       MARCH 31,             DECEMBER 31,
                                                         1998                   1997
                                                       (NOTE 1)               (NOTE 1)
            ASSETS
Airships and related equipment, net                     $ 3,874,000        $  3,910,000
Cash and cash equivalents                                    80,000               2,000
Due from related parties                                    397,000             434,000
Prepaid insurance                                            11,000              22,000
Other assets                                                  4,000               6,000
                                                       ------------        ------------
                                                       $  4,366,000        $  4,374,000
                                                       ============        ============

     LIABILITIES AND STOCKHOLDERS' DEFICIT
 LIABILITIES:
     Accounts payable - trade                             1,440,000           1,525,000
     Customer payments on
     future services                                        514,000             514,000
     Insurance financing                                     33,000              45,000
     Accrued expenses and other
          liabilities                                     6,373,000           5,983,000
     Notes  payable                                       3,939,000           4,080,000
     Obligations under capital lease                      2,286,000           2,477,000
     Deferred gain on sale of airship                       755,000             766,000
     Due to stockholders                                  7,562,000           6,667,000
                                                       ------------        ------------
          Total Liabilities                              22,902,000          22,057,000
                                                       ------------        ------------
STOCKHOLDERS' DEFICIT:
     Preferred stock, $.01 par value:
          Authorized -- 10,000,000 shares,
          Issued and outstanding --
            2,448,000 and  2,459,000 shares                  24,000              24,000
     Common stock, $.01 par value:
          Authorized -- 80,000,000 shares
          Issued and outstanding -- 42,584,000
            and 42,523,000 shares                           426,000             425,000
     Capital in excess of par
       value-Preferred Stock                             14,447,000          14,447,000
     Capital in excess of par value
       -- Common Stock                                   22,043,000          22,066,000
     Accumulated deficit                                (55,476,000)        (54,645,000)
                                                       ------------        ------------
        Total Stockholders' Deficit                     (18,536,000)        (17,683,000)
                                                       ------------        ------------
                                                       $  4,366,000        $  4,374,000
                                                       ============        ============



     Unaudited -- See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                        CONDENSED STATEMENT OF OPERATIONS

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                       ----------
                                                  1998                  1997
                                                  ----                  ----
AIRSHIP REVENUES:                             $          0       $          0

COSTS AND EXPENSES:
    Selling, general & administrative              178,000            458,000
                                               -----------         ----------
                                                   178,000            458,000
                                               -----------         ----------
OPERATING INCOME (LOSS)                           (178,000)          (458,000)

OTHER INCOME (EXPENSE):
     Interest expense                             (295,000)          (255,000)
     Other income                                   11,000             51,000
                                               -----------         ----------
                                                  (284,000)          (204,000)
                                               -----------         ----------
NET INCOME (LOSS)                             $   (462,000)      $   (662,000)
                                               ===========         ==========
WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING                 42,548,000         41,483,000
                                               ===========         ==========
NET LOSS APPLICABLE TO COMMON STOCK:
     NET LOSS                                 $   (462,000)      $   (662,000)
     PREFERRED STOCK DIVIDEND                     (369,000)          (431,000)
                                               -----------         ----------
NET LOSS APPLICABLE TO COMMON STOCK           $   (831,000)      $ (1,093,000)
                                               ===========         ==========
NET LOSS PER SHARE                            $      (0.02)      $      (0.03)
                                               ===========         ==========

      Unaudited -- See accompanying notes to condensed financial statements

                           AIRSHIP INTERNATIONAL LTD.
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                               CAPITAL EXCESS
                               PREFERRED STOCK       COMMON STOCK               OF PAR VALUE
                              ------------------    ----------------       -----------------------        ACCUMULATED
                              SHARES      AMOUNT    SHARES    AMOUNT       PREFERRED        COMMON          DEFICIT
                              ------      ------    ------    ------       ---------        ------          -------
BALANCES AT
  DECEMBER 31, 1997           2,459,000   $24,000  42,523,000    $ 425,000   $ 14,447,000   $ 22,066,000    $(54,645,000)

THREE MONTHS
  ENDED MARCH 31,
  1998:
Dividends accrued
  on preferred
  stock                               0        0            0           0               0              0        (369,000)
Common stock
  issued in
  connection with
     conversion
     of preferred
     stock                      (11,000)       0       61,000       1,000               0         (1,000)              0

Reimbursement of 1993
    stock subscriptions                                                                          (22,000)
Net Loss                              0        0            0           0               0              0        (462,000)
                              ------------------------------------------------------------------------------------------
BALANCES AT
  MARCH 31, 1998              2,448,000  $24,000   42,584,000   $ 426,000    $ 14,447,000   $ 22,043,000    $(55,476,000)
                              ==========================================================================================


      Unaudited--See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended
                                                                              March 31,
                                                                              ---------
                                                                        1998           1997
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                        $  (462,000)   $  (662,000)
    Adjustments to reconcile net loss to
         net cash flows used in operating activities:
        Depreciation and Amortization                                   36,000              0
         Realized gain on sale leaseback                               (11,000)       (11,000)
         Gain on sale of equipment                                           0        (39,000)
         Changes in operating assets and liabilities                   (63,000)      (168,000)
                                                                   -----------    -----------
Net cash flows used in operating activities                           (500,000)      (880,000)
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of airship components and vehicles                     0         75,000
   Net change in due from Trans Continental                             37,000        (29,000)
                                                                   -----------    -----------

Net cash flows provided by investing activities                         37,000         46,000
                                                                   -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable                                 0      4,709,000
     Principal payments on capital leases and loans payable           (332,000)    (3,248,000)
     Reimbursement of 1993 stock subscriptions                         (22,000)
     Change in loans from stockholder                                  895,000       (629,000)
                                                                   -----------    -----------
     Net cash flows from financing activities                          541,000        832,000
                                                                   -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 78,000         (2,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           2,000          2,000
                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    80,000    $         0
                                                                   ===========    ===========

SUPPLEMENTAL INFORMATION:
    Interest Paid                                                  $   109,000    $   155,000
                                                                   ===========    ===========
    Non-cash accrual of common stock dividend on preferred stock   $   369,000    $   431,000
                                                                   ===========    ===========



      Unaudited-See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. Management believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated. If such differences prove significant and material, the Company will file an amendment to this report on Form 10-Q.

NOTE 2-TRANSACTIONS WITH RELATED PARTIES:

LOANS FROM TRANS CONTINENTAL. During the three months ended March 31, 1998, Trans Continental Airlines, Inc. ("Trans Continental"), an affiliated company, loaned the Company an additional $738,000. However, there can be no assurance that Trans Continental will continue to make such loans to the Company.

NOTE 3. CUMULATIVE PREFERRED DIVIDENDS IN ARREARS:

The Company has accrued quarterly dividend payments with respect to its Class A 8% Cumulative Convertible Preferred Voting Stock (the "Preferred Stock") since August 15, 1994 until a later payment date. Dividends on the Preferred Stock accrue at the annual rate of $.60 per share payable in Common Stock. As of March 31, 1998, the Company had 2,448,000 shares of Preferred Stock outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERALL FINANCIAL CONDITION


The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For the first three months of 1998, the Company incurred a loss of $462,000 and had negative cash flows of $500,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage. The Company experienced a net loss of $462,000 for the three month period ended March 31, 1998, compared to a net loss of $662,000 for the same period during the prior year. The change was due to commissions paid on a financing in 1997. The Company is also experiencing a liquidity shortage (See Liquidity and Capital Resources).

The Company had a stockholder's deficit of $18,536,000 at March 31, 1998 as compared to the stockholder's deficit of $17,683,000 at December 31, 1997 representing an increase of $853,000. The increase was partially due to the accrual of common stock dividends in the amount of $369,000 for the three months ended March 31, 1998. In addition, the Company sustained a loss in the amount of $462,000 for the three months ended March 31, 1998.

RESULTS OF OPERATIONS

The Company had no revenue from operation of its airships during the first three months of 1998 and 1997.

Selling, general, and administrative costs for the three months ended March 31,1998 were $178,000 compared to $458,000 for the comparable period in 1997. This decrease is due primarily to commissions paid on refinancing of the Company's debt in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Management's Plans

The Company continues to experience negative cash flows from operating activities. Due to the continued negative cash flow and existing encumbrances on its assets, the Company has relied on loans, cash advances, and guarantees from Louis Pearlman, the Company's president and principal stockholder, and Trans Continental, also a stockholder. There can be no assurance that Mr. Pearlman and Trans Continental will make additional loans, cash advances, and guarantees on an ongoing basis. At March 31, 1998, the Company owed Mr. Pearlman $1,264,000, net of unamortized discounts, and owed Trans Continental $6,298,000 (see Note
2). Mr. Pearlman and Trans Continental have deferred repayment of such amounts for an indefinite period. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Quarterly dividends on the Preferred Stock accrue at the annual rate of $0.60 per share and are payable in shares of Common Stock. The Company has accrued dividends on the Preferred Stock since August 15, 1994 (see Note 3).

Management's plans to improve the financial position and operations with the goal of sustaining the Company's operations for the current year and beyond include:

Arranging with Trans Continental, a company related through common directorship and ownership, to provide funds on a monthly basis as a loan, and

Acquiring assets and operations of one or more entities for which the Company has been in negotiation with the expectation that such business combination, if completed, would provide additional cash flow and net income.

ITEM 3 - Not applicable.

Part II

ITEMS 1 and 2 - Not applicable.

ITEM 3 - Defaults upon senior securities - not applicable.

ITEMS 4 and 5 - Not applicable.

ITEM 6 - Exhibits and Reports on Form 8-K.

        (a.)  Exhibits

                    27.   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AIRSHIP INTERNATIONAL LTD.


Dated:  May 20, 1998                   By:  /s/ Louis J. Pearlman
                                            _______________________
                                            Louis J. Pearlman
                                            Chairman of the Board of
                                            Directors, President and
                                            Treasurer (Principal Executive
                                            and Financial Officer)

Dated: May 20, 1998                    By:  /s/ Alan A. Siegel
                                            _______________________
                                            Alan A. Siegel
                                            Secretary & Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: May 20, 1998                    By:  /s/ James J. Ryan
                                            _______________________
                                            James J. Ryan
                                            Director