Form 10-Q
period 1998-06-30
AIRSHIP INTERNATIONAL LTD
filed 1998-08-14
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                   for the Quarterly Period Ended June 30, 1998

                                      -OR-

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities And Exchange Act of 1934
              for the transaction period from _________ to________

                         Commission File Number 0-14646


                           Airship International Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             New York                                   06-1113228
--------------------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


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

                                 Yes _X_ No ____



       The number of outstanding shares of the registrant's common stock, par value $.01, as of June 30, 1998 is 54,047,000.

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                           AIRSHIP INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS



                                                                JUNE 30,                  DECEMBER 31,
                                                                  1998                        1997
                                                                (NOTE 1)                    (NOTE 1)
                         ASSETS
Airships and related equipment, net                           $  3,815,000                   $ 3,910,000
Cash and cash equivalents                                            -                             2,000
Due from related parties                                           342,000                       434,000
Prepaid insurance                                                    -                            22,000
Other assets                                                         4,000                         6,000
                                                              ------------                   -----------
                                                              $  4,161,000                   $ 4,374,000
                                                              ============                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
     Bank overdraft                                           $      7,000                    $       -
     Accounts payable                                            1,426,000                     1,525,000
     Customer payments on future services                          514,000                       514,000
     Insurance financing                                            21,000                        45,000
     Accrued expenses and other liabilities                        140,000                     5,983,000
     Notes  payable                                              3,659,000                     4,080,000
     Obligations under capital lease                             2,092,000                     2,477,000
     Deferred gain on sale of airship                              744,000                       766,000
     Due to stockholders                                         8,442,000                     6,667,000
                                                              ------------                   -----------
               Total Liabilities                                17,045,000                    22,057,000
                                                              ============                   ===========

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.01 par value:
          Authorized - 0 and 10,000,000 shares,
          Issued and outstanding -- 0
            and  2,459,000 shares                                      -                          24,000
     Common stock, $.01 par value:
          Authorized -- 80,000,000 shares
          Issued and outstanding -- 54,047,000
            and 42,523,000 shares                                  540,000                       425,000
     Capital in excess of par value-Preferred Stock                    -                      14,447,000
     Capital in excess of par value -- Common Stock             36,400,000                    22,066,000
     Accumulated deficit                                       (49,824,000)                  (54,645,000)
                                                              ------------                   -----------

         Total Stockholders' Deficit                           (12,884,000)                  (17,683,000)
                                                              ------------                   -----------

                                                              $  4,161,000                   $ 4,374,000
                                                              ============                   ===========


     Unaudited -- See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                        CONDENSED STATEMENT OF OPERATIONS




                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                           --------                      --------
                                                     1998           1997          1998                1997
                                                     ----           ----          ----                ----
AIRSHIP REVENUES:                                 $       0      $       0      $       0          $       0
                                                  ---------      ---------      ---------          ---------

COSTS AND EXPENSES:
     Selling, general & administrative              236,000        146,000        414,000            604,000
                                                  ---------      ---------      ---------          ---------

                                                    236,000        146,000        414,000            604,000
                                                  ---------      ---------      ---------          ---------

OPERATING LOSS                                     (236,000)      (146,000)      (414,000)          (604,000)
                                                  ---------      ---------      ---------          ---------

OTHER INCOME (EXPENSE):
     Interest expense                              (332,000)      (279,000)      (627,000)          (534,000)
     Gain (loss) on sale of fixed assets            (22,000)          -           (22,000)            39,000
     Other income                                    11,000         14,000         22,000             26,000
                                                  ---------      ---------      ---------          ---------

                                                   (343,000)      (265,000)      (627,000)          (469,000)
                                                  ---------      ---------      ---------          ---------

NET LOSS                                          $(579,000)     $(411,000)   $(1,041,000)       $(1,073,000)
                                                  =========      =========    ===========        ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                    45,846,000     42,218,000     44,206,000         41,852,000
                                                 ==========     ==========     ==========         ==========

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK:
     NET LOSS                                     $(579,000)     $(411,000)   $(1,041,000)       $(1,073,000)
     ABOLISHMENT OF ACCRUED
         PREFERRED DIVIDENDS                      6,508,000             -       6,508,000                  -
     PREFERRED STOCK DIVIDEND                      (277,000)      (432,000)      (646,000)          (863,000)
                                                   --------       --------       --------           --------

NET INCOME (LOSS) APPLICABLE TO
   COMMON STOCK                                  $5,652,000      $(843,000)   $ 4,821,000        $(1,936,000)
                                                 ==========      =========    ===========        ===========

NET INCOME (LOSS) PER SHARE                           $0.13      (   $0.02)         $0.11         (    $0.05)
                                                 ==========      =========    ===========        ===========




     Unaudited -- See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                   CAPITAL IN EXCESS
                               PREFERRED STOCK           COMMON STOCK                 OF PAR VALUE
                               ---------------           ------------                 ------------               ACCUMULATED
                            SHARES        AMOUNT       SHARES     AMOUNT         PREFERRED     COMMON              DEFICIT
                            ------        ------       ------     ------         ---------     ------              -------
BALANCES AT
  DECEMBER 31,
  1997                     2,459,000     $24,000     42,523,000  $425,000       $14,447,000  $22,066,000        $(54,645,000)

SIX MONTHS
  ENDED JUNE 30,
  1998:

Dividends accrued
  on preferred
  stock                            -           -              -         -                 -            -            (646,000)
Abolishment of dividends
  Accrued on preferred
  Stock (see Note 3)               -           -              -         -                 -            -           6,508,000
Common stock
  issued in
  connection with
     conversion
       of
       preferred
       stock              (2,459,000)    (24,000)    11,524,000   115,000       (14,447,000)  14,356,000                   -
Reimbursement of 1993
  Stock subscriptions                                                                            (22,000)
Net Loss                           -           -              -         -                 -            -          (1,041,000)
                         ----------------------------------------------------------------------------------------------------
BALANCES AT
  JUNE 30,
  1998                             -     $     -     54,047,000  $540,000      $          -  $36,400,000        $(49,824,000)

                         ===================================================================================================




      Unaudited--See accompanying notes to condensed financial statements.

                           AIRSHIP INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS




                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                                 --------
                                                                                          1998               1997
                                                                                          ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                      $    (1,041,000)     $    (1,073,000)
   Adjustments to reconcile net loss to net cash flows used in operating activities:
         Depreciation and Amortization                                                    73,000
         Realized gain on sale leaseback                                                 (22,000)             (22,000)
         Loss (gain) on sale of equipment                                                 22,000              (39,000)
         Changes in operating assets and liabilities                                     (73,000)            (166,000)
                                                                                  --------------       --------------

Net cash flows used in operating activities                                           (1,041,000)          (1,300,000)
                                                                                  --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of airship components and vehicles                                       -               75,000
   Net change in amounts due from related parties                                         92,000              (64,000)
                                                                                  --------------       --------------

Net cash flows provided by investing activities                                           92,000               11,000
                                                                                  --------------       --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable                                                   -            4,709,000
     Principal payments on capital leases and
       loans payable                                                                    (806,000)          (3,490,000)
    Reimbursement of 1993 stock subscriptions                                            (22,000)                   -
    Change in loans from stockholder                                                   1,775,000               78,000
                                                                                  --------------       --------------

     Net cash flows provided by financing activities                                     947,000            1,297,000
                                                                                  --------------       --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (2,000)               8,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             2,000                2,000
                                                                                  --------------       --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $           -        $       10,000
                                                                                  ==============       ==============

SUPPLEMENTAL INFORMATION:
    Interest Paid                                                                 $      267,000       $      534,000
                                                                                  ==============       ==============

   Non-cash accrual of common stock dividend on preferred stock                   $      646,000       $     863,000
                                                                                  ==============       ==============

    Non-cash abolishment of accrued preferred dividends                           $    6,508,000                   -
                                                                                  ==============



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

NOTE 2-TRANSACTIONS WITH RELATED PARTIES:

LOANS FROM TRANS CONTINENTAL AIRLINES, INC. During the six months ended June 30, 1998, Trans Continental Airlines, Inc. ("Trans Continental"), an affiliated company, loaned the Company $1,442,000. However, there can be no assurance that Trans Continental will continue to make such loans to the Company.

NOTE 3-CUMULATIVE PREFERRED DIVIDENDS IN ARREARS:

The Company accrued quarterly dividend payments with respect to its Class A Cumulative Convertible Preferred Voting Stock (the "Preferred Stock") since August 15, 1994. Dividends on the Preferred Stock accrued at the annual rate of $.60 per share payable in Common Stock. The Company accrued $646,000 in dividends from January 1 through June 10, 1998.

On June 10, 1998 a majority of the holders of the Company's common and preferred stock, voting together, and a majority of the holders of the preferred stock, voting separately as a class, approved the conversion of each share of outstanding preferred stock, par value $.01 per share, into three shares of the Company's Common Stock, par value $.01 per share. All shares were converted as of June 10, 1998.

In connection with such vote, the shareholders waived their rights to the accrued but undeclared preferred dividends and the authorized but unissued shares of preferred stock were removed as authorized stock.

NOTE 4-RELATED PARTY PAYABLES AND DEBT

Trans Continental, which is a shareholder of the Company, Transcontinental Leasing, Inc. (a wholly-owned subsidiary of Trans Continental), and Louis J. Pearlman, the Chairman of the Company and a shareholder, have agreed to waive their rights to receive certain amounts owed to them by the Company. This agreement was conditional upon the shareholders passing certain proposals set forth in the Proxy Statement for the Annual Meeting of Shareholders held on June 10, 1998, which were passed.

As of June 30, 1998, the balances owed to Trans Continental, Transcontinental Leasing, Inc., and Louis J. Pearlman were $7,151,000, $3,647,000 and $2,081,000, respectively, for a total of $12,879,000. As of June 10, 1998, the Company and the parties began the process of finalizing the extinguishment of this debt.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

Historically, Airship International Ltd. (the "Company") has operated lighter-than-air airships, also commonly known as blimps, which were used to advertise and promote the products and services of the Company's clients. The Company's clients utilized its airships at major sporting and special events and over urban and beach locations as an informative advertising and promotional vehicle. The Company did not operate any airships during 1996, 1997 or the first six months of 1998.

Since 1995, the Company generally has had no operations and no opportunity to commence operations in the airship industry in which it has historically conducted its business operations. As a result, the Company has experienced significant operating losses and negative cash flow from its operations. Management's strategy for the future is to arrange for funding from affiliated entities, of which there can be no assurance, and to separately consider acquiring new business operations or merging (whether through direct, indirect, reverse, or other form of merger) with an entity that has ongoing business operations. As of the date hereof, the Company has no agreements with any third party to effect any acquisition or merger, and no assurances can be given that any such acquisition or merger will be effected in the future. As noted in the auditor's report in the Company's 10-K Report for the fiscal year ended 1997, there exists the substantial doubt that the Company may have the ability to continue as a going concern.

The Company was incorporated in New York on June 9, 1982 and commenced operations in August 1985 following the completion of the Company's initial public offering in June 1985. The Company's principal executive offices are located at 7380 Sand Lake Road, Suite 350, Orlando, Florida 32819 and its telephone number is (407) 351-0011.

OVERALL FINANCIAL CONDITION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For the first six months ended June 30, 1998, the Company incurred a loss of $1,041,000 and had negative cash flows of $1,041,000 from operations. The $1,041,000 loss was comparable to the prior period loss of $1,073,000 but in 1998 the Company showed lower selling, general and administrative costs due to commissions paid on refinancing the Company's debt in 1997 offset by increased interest expense. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage. The Company experienced a net loss of $579,000 for the three month period ended June 30, 1998, compared to a net loss of $411,000 for the same period during the prior year. The change was due primarily to an increase in interest expense and professional fees.

The Company had a stockholders' deficit of $12,884,000 at June 30, 1998, as compared to the stockholders' deficit of $17,683,000 at December 31, 1997 representing a decrease of $4,799,000. The decrease was primarily due to the waiver of accrued preferred stock dividends in the amount of $6,508,000 after the accrual of $646,000 of such dividends for the six months ended June 30, 1998. In addition, the Company sustained a loss in the amount of $1,041,000 for the six months ended June 30, 1998.

RESULTS OF OPERATIONS

The Company had no revenue during the first six months of 1998 and 1997.

Selling, general, and administrative costs for the six months ended June 30, 1998, were $414,000 compared to $604,000 for the comparable period in 1997. The difference of $190,000 resulted from the net effect of commissions paid on refinancing the Company's debt in 1997. For the three months ended June 30, 1998, selling, general and administrative expenses increased $90,000 to $236,000 from the $146,000 for the comparable period in 1997, primarily due to increased professional fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience negative cash flows from operating activities. Due to the continued negative cash flow and existing encumbrances on its assets, the Company has relied on loans, cash advances, and guarantees from Louis Pearlman, the Company's president and principal stockholder, and Trans Continental, a shareholder of the company. There can be no assurance that Mr. Pearlman or Trans Continental will make additional loans, cash advances, and guarantees on an ongoing basis. At June 30, 1998, the Company owed Mr. Pearlman $1,292,000, net of unamortized discounts, and owed Trans Continental $7,151,000 (see Note 2).

On June 10, 1998 a majority of the holders of the Company's common and preferred stock, voting together, and a majority of the holders of the Company's preferred stock, voting separately as a class, approved the conversion of each share of outstanding preferred stock, par value $.01 per share, into three shares of the Company's Common Stock, par value $.01 per share. All shares were converted as of June 10, 1998.

In connection with such vote, the shareholders waived their rights to the accrued but undeclared preferred dividends and the authorized but unissued shares of preferred stock were removed as authorized stock.

Trans Continental, which is a shareholder of the Company, Transcontinental Leasing, Inc. (a wholly-owned subsidiary of Trans Continental), and Louis J. Pearlman, the Chairman of the Company and a shareholder, have agreed to waive their rights to receive certain amounts owed to them by the Company.
This agreement was conditional upon the shareholders passing certain proposals set forth in the Proxy Statement for the Annual Meeting of Shareholders held on June 10, 1998, which were passed.

As of June 30, 1998, the balances owed to Trans Continental, Transcontinental Leasing, Inc., and Louis J. Pearlman were $7,151,000, $3,647,000 and $2,081,000, respectively, for a total of $12,879,000. As of June 10, 1998, the Company and the parties began the process of finalizing the extinguishment of this debt.

ITEM 3 - Not applicable.

Part II

ITEMS 1 and 2 - Not applicable

ITEM 3 - Not applicable.

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

                           AIRSHIP INTERNATIONAL LTD.

Dated:  August 14, 1998        By:  /s/ Louis J. Pearlman
                               --------------------------
                               Louis J. Pearlman
                               Chairman of the Board of
                               Directors, President and
                               Treasurer (Principal Executive
                                and Financial Officer)

Dated: August 14, 1998         By:  /s/ Alan A. Siegel
                               -----------------------
                               Alan A. Siegel
                               Secretary & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 14, 1998          By: /s/ James J. Ryan
                                ---------------------
                                James J. Ryan
                                Director