Form 10-Q
period 1998-09-30
ENTERTAINMENT INTERNATIONAL LTD
filed 1998-11-16
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                  for Quarterly Period Ended September 30, 1998

                                      -OR-

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities And Exchange Act of 1934
              for the transaction period from _________ to________

                     Commission File Number     0-14646
                                             ------------

                        Entertainment International Ltd.
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

                                 Yes _X_ No ____




       The number of outstanding shares of the registrant's common stock, par value $.01, as of September 30, 1998 is 55,047,000.

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                        ENTERTAINMENT INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS



                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1998             1997
                                                               (NOTE 1)         (NOTE 1)
                                                               --------         -------
                        ASSETS

Airships and related equipment, net                           $  3,780,000    $  3,910,000
Cash and cash equivalents                                            1,000           2,000
Due from related parties                                           287,000         434,000
Prepaid insurance                                                       --          22,000
Other assets                                                         7,000           6,000
                                                              ------------    ------------
                                                              $  4,075,000    $  4,374,000
                                                              ============    ============


         LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
     Accounts payable                                         $  1,407,000    $  1,525,000
     Customer payments on future services                          514,000         514,000
     Insurance financing                                            18,000          45,000
     Accrued expenses and other liabilities                        119,000       5,983,000
     Notes  payable                                                 12,000       4,080,000
     Obligations under capital lease                             1,894,000       2,477,000
     Deferred gain on sale of airship                              733,000         766,000
     Due to stockholders                                           380,000       6,667,000
                                                              ------------    ------------
               Total Liabilities                                 5,077,000      22,057,000
                                                              ------------    ------------

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.01 par value:
          Authorized -- 10,000,000 shares,
          Issued and outstanding -- 0
            and  2,459,000 shares                                      --           24,000
     Common stock, $.01 par value:
          Authorized -- 110,000,000 and 80,000,000
            shares; issued and outstanding --
            55,047,000 and 42,523,000 shares                       550,000         425,000
     Capital in excess of par value-Preferred Stock                     --      14,447,000
     Capital in excess of par value -- Common Stock             48,318,000      22,066,000
     Accumulated deficit                                       (49,870,000)    (54,645,000)
                                                              ------------    ------------

         Total Stockholders' Deficit                            (1,002,000)    (17,683,000)
                                                              ------------    ------------

                                                              $  4,075,000    $  4,374,000
                                                              ============    ============


     Unaudited -- See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                        CONDENSED STATEMENT OF OPERATIONS


                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                        -------------                  -------------
                                                    1998           1997             1998           1997
                                                    ----           ----             ----           ----

AIRSHIP REVENUES:                               $          0    $          0    $          0    $         0
                                                ------------    ------------    ------------    -----------
COSTS AND EXPENSES:
     Selling, general & administrative               232,000         213,000         646,000        817,000
                                                ------------    ------------    ------------    -----------
                                                     232,000         213,000         646,000        817,000
                                                ------------    ------------    ------------    -----------
OPERATING LOSS                                      (232,000)       (213,000)       (646,000)      (817,000)
                                                ------------    ------------    ------------    -----------

OTHER INCOME (EXPENSE):
     Interest expense                                175,000        (290,000)       (452,000)      (824,000)
     Gain (loss) on sale of fixed assets                  --              --         (22,000)        39,000
     Other income                                     11,000          11,000          33,000         37,000
                                                ------------    ------------    ------------    -----------
                                                     186,000        (279,000)       (441,000)      (748,000)
                                                ------------    ------------    ------------    -----------
NET LOSS                                        $    (46,000)   $   (492,000)   $ (1,087,000)   $(1,565,000)
                                                ============    ============    ============    ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                     54,743,000      42,516,000      47,770,000     42,069,000
                                                ============    ============    ============    ===========

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK:
     NET LOSS                                   $    (46,000)   $   (492,000)   $ (1,087,000)   $(1,565,000)
     ABOLISHMENT OF ACCRUED
         PREFERRED DIVIDENDS                            --              --         6,508,000            --
     PREFERRED STOCK DIVIDEND                           --          (431,000)       (646,000)    (1,294,000)
                                                ------------    ------------    ------------    -----------

NET INCOME (LOSS) APPLICABLE TO
   COMMON STOCK                                 $    (46,000)   $   (923,000)   $  4,775,000    $(2,859,000)
                                                ============    ============    ============    ===========

NET INCOME (LOSS) PER SHARE                     $      (0.01)   $      (0.02)   $       0.10    $     (0.07)
                                                ============    ============    ============    ===========


     Unaudited -- See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                        CAPITAL IN EXCESS
                                   PREFERRED STOCK             COMMON STOCK                OF PAR VALUE
                                   ---------------             ------------             ------------------         ACCUMULATED
                                  SHARES     AMOUNT         SHARES      AMOUNT       PREFERRED         COMMON        DEFICIT
                                  ------     ------         ------      ------       ---------         ------        -------
BALANCES AT
  DECEMBER 31, 1997             2,459,000    $24,000      42,523,000    $425,000   $ 14,447,000    $ 22,066,000   $(54,645,000)

NINE MONTHS
  ENDED SEPTEMBER 30,
  1998:
Dividends accrued
  on preferred
  stock                              --           --              --          --             --              --       (646,000)
Abolishment of dividends
  accrued on preferred
  stock (see Note 3)                 --           --              --          --             --              --      6,508,000
Common stock
  issued in
  connection with
     conversion
       of
       preferred
       stock                   (2,459,000)   (24,000)     11,524,000     115,000    (14,447,000)     14,356,000            --
Common stock
  issued for obtaining
  line of credit                     --         --         1,000,000      10,000            --           32,000            --
Reimbursement of 1993
  Stock subscriptions                --         --              --          --              --          (22,000)           --
Capital contributions from
   stockholders due to
   extinguishment of debt            --         --              --          --              --       11,886,000            --
Net Loss                             --         --              --          --              --             --       (1,087,000)
                              ------------------------------------------------------------------------------------------------
BALANCES AT
  SEPTEMBER 30,
  1998                               --   $     --         55,047,000   $550,000     $      --     $48,318,000    $(49,870,000)
                              ================================================================================================



      Unaudited--See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                      -------------
                                                                                  1998          1997
                                                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                  $(1,087,000)   $(1,565,000)
     Adjustments to reconcile net loss to net cash flows used in operating activities:
         Depreciation and Amortization                                           108,000           --
         Realized gain on sale leaseback                                         (33,000)       (33,000)
         Loss (gain) on sale of equipment                                         22,000        (39,000)
         Changes in operating assets and liabilities                            (126,000)      (161,000)
                                                                              ----------    -----------
Net cash flows used in operating activities                                   (1,116,000)    (1,798,000)
                                                                              ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of airship components and vehicles                            --           79,000
   Net change in amounts due from related parties                                147,000        (80,000)
                                                                              ----------    -----------

Net cash flows provided by (used by) investing activities                        147,000         (1,000)
                                                                              ----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of notes payable                                         --        4,709,000
    Principal payments on capital leases and
      loans payable                                                             (898,000)    (3,865,000)
    Issuance of common stock                                                      42,000             --
    Reimbursement of 1993 stock subscriptions                                    (22,000)            --
    Change in  loans from stockholders                                         1,846,000        955,000
                                                                              ----------    -----------

     Net cash flows provided by financing activities                             968,000      1,799,000
                                                                              ----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (1,000)          --
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,000          2,000
                                                                              ----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    1,000    $     2,000
                                                                              ==========    ===========


SUPPLEMENTAL INFORMATION:
    Interest paid                                                            $   309,000    $   474,000
                                                                             ===========    ===========

    Non-cash accrual of common stock dividend on preferred stock             $   646,000    $ 1,294,000
                                                                             ===========    ===========

    Non-cash abolishment of accrued preferred dividends                      $ 5,608,000             --
                                                                             ===========

    Non-cash extinguishment of debt due to stockholders                      $11,886,000             --
                                                                             ===========


       Unaudited-See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTE 2-TRANSACTIONS WITH RELATED PARTIES:

On July 29, 1998, the Company issued 1,000,000 shares of common stock to Trans Continental Airlines, Inc. ("Trans Continental"), a shareholder of the Company, in exchange for extending the Company a $150,000 line of credit. Since June 10, 1998, Trans Continental has advanced the Company a total of $380,000 through September 30, 1998. There can be no assurance that Trans Continental will make additional loans, cash advances, and guarantees on an ongoing basis.

On September 30, 1998, the Company signed agreements with Trans Continental, Transcontinental Leasing, Inc. (a wholly owned subsidiary of Trans Continental) and Louis J. Pearlman, the Chairman of the Company and a shareholder, to waive certain amounts owed to them by the Company as of June 10, 1998. These agreements were conditional upon the shareholders passing certain proposals set forth in the Proxy Statement for the Annual Meeting of Shareholders held on June 10, 1998, which were passed.

In these agreements, Transcontinental Leasing, Inc. waived amounts owed to it by the Company of $3,753,000, consisting of $3,717,000 in principal and $36,000 in interest, for a capitalized lease. Louis J. Pearlman agreed to waive $1,265,000, consisting of $989,000 advanced to the Company for working capital and deferred salary, bonus and other compensation plus $1,065,000 in interest. The principal amount was offset by $789,000 for the repayment by Pearlman to the Company of a loan made by the Company to an unaffiliated third party guaranteed by Pearlman. Trans Continental waived the aggregate amount of $6,868,000 advanced to the Company for making lease payments and working capital, consisting of $6,181,000 in principal and $687,000 in interest. The extinguishment of debt by Pearlman, Trans Continental and Trans Continental Leasing, Inc. was recorded as an addition to capital in excess of par value because they are all shareholders, directly or indirectly.

NOTE 3-STOCKHOLDERS' EQUITY:

The Company accrued quarterly dividend payments with respect to its Class A Cumulative Convertible Preferred Voting Stock (the "Preferred Stock") since August 15, 1994. Dividends on the Preferred Stock accrued at the annual rate of $.60 per share payable in Common Stock. The Company accrued $646,000 in dividends from January 1, 1998 through June 10, 1998.

On June 10, 1998 holders of more than a majority of the Company's common and preferred stock, voting together, and holders of more than 51% of the preferred stock, voting separately as a class, approved the conversion of each share of outstanding preferred stock, par value $.01 per share, into three shares of the Company's Common Stock, par value $.01 per share. All shares were converted as of June 10, 1998.

In connection with such vote, the stockholders waived their rights to the accrued but undeclared preferred dividends and the authorized but unissued shares of preferred stock were removed as authorized stock. In addition, the stockholders voted to increase the number of authorized shares of common stock to 110,000,000.

                        ENTERTAINMENT INTERNATIONAL LTD.
                NOTES TO CONDENSED FINANCIAL STATEMENTS (Cont'd)


NOTE 4 - SUBSEQUENT EVENT

On October 6, 1998, at a Special Meeting of Shareholders, holders of more than a majority of the shareholders approved an amendment to the Company's Certificate of Incorporation to change the name of the Company from "Airship International Ltd." to "Entertainment International Ltd." The amendment was filed with the Secretary of State of New York on October 16, 1998.

NOTE 5 - UNCERTAINTIES

Year 2000

The Year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. Aside from the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year which may cause similar problems in many systems unless remediated. The problem exists for many kinds of software and hardware, including mainframes, mini computers, PCs, and embedded systems.

Because the Company has had no significant operations, management believes that the impact of the Year 2000 issue on the Company would not be material. Accordingly, management has elected not to evaluate its state of readiness or the costs to address the Year 2000 issue at this time. In addition, management has decided not to create a contingency plan to deal with the Year 2000 problem.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

Historically, Entertainment International Ltd., formerly Airship International Ltd. (the "Company") operated lighter-than-air airships, also commonly known as blimps, which were used to advertise and promote the products and services of the Company's clients. The Company's clients utilized its airships at major sporting and special events and over urban and beach locations as an informative advertising and promotional vehicle. The Company did not operate any airships during 1996, 1997 or the first nine months of 1998.

Since 1995, the Company generally has had no operations and no opportunity to commence operations in the airship industry in which it historically conducted its business operations. As a result, the Company has experienced significant operating losses and negative cash flow from its operations. Management's strategy for the future is to arrange for funding from affiliated entities, of which there can be no assurance, and to separately consider acquiring new business operations or merging (whether through direct, indirect, reverse, or other form of merger) with an entity that has ongoing business operations. As of the date hereof, the Company has no agreements with any third party to effect any acquisition or merger, and no assurances can be given that any such acquisition or merger will be effected in the future. As noted in the auditor's report in the Company's 10-K Report for the year ended December 31, 1997, there exists the substantial doubt that the Company may have the ability to continue as a going concern.

The Company was incorporated in New York on June 9, 1982 and commenced operations in August 1985 following the completion of the Company's initial public offering in June 1985. The Company's principal executive offices are located at 7380 Sand Lake Road, Suite 350, Orlando, Florida 32819 and its telephone number is (407) 351-0011.


OVERALL FINANCIAL CONDITION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For the nine months ended September 30, 1998, the Company incurred a loss of $1,087,000 and had negative cash flows of $1,116,000 from operations. The $1,087,000 loss was less than the prior period loss of $1,565,000 due to lower interest expense and lower selling, general and administrative costs due to commissions paid on refinancing the Company's debt in 1997. Interest expense is lower in 1998 due to the waiving of the debt by certain shareholders as discussed in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage.

The Company experienced a net loss of $46,000 for the three month period ended September 30, 1998, compared to a net loss of $492,000 for the same period during the prior year. The change was due primarily to a decrease in interest expense. Interest expense reflects a reversal of interest accrued in the second quarter on the debt that was retroactively waived back to June 10, 1998.

The Company had a stockholders' deficit of $1,002,000 at September 30, 1998, as compared to the stockholders' deficit of $17,683,000 at December 31, 1997 representing a decrease of $16,681,000. The decrease was due to the extinguishment of debt to the Company by certain related parties and shareholders in the amount of $11,886,000 which was recorded as a capital transaction, increasing Capital in Excess of Par Value and to the abolishment of accrued preferred stock dividends in the amount of $6,508,000 after the accrual of $646,000 of additional amounts for dividends from January 1,1998 through June 10, 1998.

RESULTS OF OPERATIONS

The Company had no revenue from operation of its airships during the first nine months of 1998 and 1997.

Selling, general, and administrative costs for the nine months ended September 30, 1998, were $646,000 compared to $817,000 for the comparable period in 1997. The difference of $171,000 resulted primarily from the net effect of commissions paid on refinancing the Company's debt in 1997. For the three months ended September 30, 1998, selling, general and administrative expenses of $232,000 were comparable to the $213,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience negative cash flows from operating activities. Due to the continued negative cash flow and existing encumbrances on its assets, the Company has relied on loans, cash advances, and guarantees from Louis Pearlman, the Company's president and principal stockholder, and Trans Continental. There can be no assurance that Mr. Pearlman or Trans Continental will make additional loans, cash advances, and guarantees on an ongoing basis. At September 30, 1998, Mr. Pearlman and Trans Continental waived balances owed to them as of June 10, 1998. However, Trans Continental has advanced the Company an additional $380,000 since June 10, 1998. (see Note 2 to the financial statements).

On June 10, 1998 holders of more than a majority of the Company's common and preferred stock, voting together, and holders of more than 51% of the Company's preferred stock, voting separately as a class, approved the conversion of each share of outstanding preferred stock, par value $.01 per share, into three shares of the Company's Common Stock, par value $.01 per share. All shares were converted as of June 10, 1998.

In connection with such vote, the stockholders waived their rights to the accrued but undeclared preferred dividends and the authorized but unissued shares of preferred stock were removed as authorized stock. In addition, the stockholders voted to increase the number of authorized shares of common stock to 110,000,000.

On September 30, 1998, the Company signed agreements with Trans Continental, Transcontinental Leasing, Inc. (a wholly owned subsidiary of Trans Continental) and Louis J. Pearlman, the Chairman of the Company and a shareholder, to waive certain amounts owed to them by the Company as of June 10, 1998. These agreements were conditional upon the shareholders passing certain proposals set forth in the Proxy Statement for the Annual Meeting of Shareholders held on June 10, 1998, which were passed.

In these agreements, Transcontinental Leasing, Inc. waived amounts owed to it by the Company of $3,753,000, consisting of $3,717,000 in principal and $36,000 in interest, for a capitalized lease. Louis J. Pearlman agreed to waive $1,265,000, consisting of $989,000 advanced to the Company for working capital and deferred salary, bonus and other compensation plus $1,065,000 in interest. The principal amount was offset by $789,000 for the repayment by Pearlman to the Company of a loan made by the Company to an unaffiliated third party guaranteed by Pearlman. Trans Continental waived the aggregate amount of $6,868,000 advanced to the Company for making lease payments and working capital, consisting of $6,181,000 in principal and $687,000 in interest. The extinguishment of debt by Pearlman, Trans Continental and Trans Continental Leasing, Inc. was recorded as an addition to capital in excess of par value because they are all shareholders, directly or indirectly.

Issues and Uncertainties

Year 2000

The Year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. Aside from the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year which may cause similar problems in many systems unless remediated. The problem exists for many kinds of software and hardware, including mainframes, mini computers, PCs, and embedded systems.

Because the Company has had no significant operations, management believes that the impact of the Year 2000 issue on the Company would not be material. Accordingly, management has elected not to evaluate its state of readiness or the costs to address the Year 2000 issue at this time. In addition, management has decided not to create a contingency plan to deal with the Year 2000 problem.

ITEM 3 - Not applicable.

Part II

ITEMS 1 and 2 - Not applicable.

ITEMS 3 and 4 - Not applicable.

ITEM 5 - Not applicable.

ITEM 6 - Exhibits and Reports on Form 8-K.

         (a.)  Exhibits

                  27. Financial data schedule.

         (b.) The Company filed a Report on Form 8-K on August 22, 1998 reporting the issuance of 1,000,000 shares of common stock to Trans Continental Airlines, Inc. in exchange for a $150,000 line of credit on July 29, 1998. The press release also disclosed the results of the June 10, 1998 shareholder vote.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ENTERTAINMENT INTERNATIONAL LTD.

Dated:  November 13, 1998         By:  /s/ Louis J. Pearlman
                                     -----------------------
                                  Louis J. Pearlman
                                  Chairman of the Board of
                                  Directors, President and
                                  Treasurer (Principal Executive
                                  and Financial Officer)

Dated: November 13, 1998          By:  /s/ Alan A. Siegel
                                     --------------------
                                  Alan A. Siegel
                                  Secretary & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: November 13, 1998           By: /s/ James J. Ryan
                                      -------------------
                                   James J. Ryan
                                   Director