Form 10-Q/A
period 1998-06-30
ENTERTAINMENT INTERNATIONAL LTD
filed 1999-01-26
CIK 764587

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


                          Airship International Ltd.
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal
                     year,if changed since last report)


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

PART II

ITEM 1. LEGAL PROCEEDINGS. Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. At the Annual Meeting of Shareholders held on June 10, 1998, it was resolved to amend the Company's Certificate of Incorporation to convert each issued and outstanding share of the Company's 8% Cumulative Convertible Preferred Stock, $.01 par value per share, into three shares of the Company's Common Stock, par value $.01 per share. In connection with such amendment, the preferred shareholders waived their rights to the accrued but undeclared preferred dividends and the authorized but unissued shares of Preferred Stock were removed as authorized stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. The Company held its Annual Meeting of Shareholders on June 10, 1998. The number of shares of Common Stock with voting rights as of the record date represented at the meeting either in person or by proxy was 39,203,910 shares or 89.31% of the eligible outstanding Common Stock of the Company and the number of shares of Preferred Stock with voting rights as of the record date represented at the meeting either in person or by proxy was 2,066,710 or 92.71% of the eligible outstanding Preferred Stock of the Company. Five proposals were voted upon by the shareholders. The proposals and the voting results follow:

PROPOSAL 1

     Each of the three persons listed below were elected as directors to serve until the next Annual Meeting or until his successor is elected and qualified. The number of votes for and withheld by the holders of shares of Common Stock and Preferred Stock, voting together, for each individual is listed next to his name.

      Name               For         Withheld
      ----               ---         --------
Louis J. Pearlman     40,401,105     869,515

Alan A. Siegel        40,403,361     867,259

James J. Ryan         40,407,861     862,759

PROPOSAL 2

     It was resolved to amend the Company's Certificate of Incorporation to change the purposes for which the Company is formed. The number of votes for, against and abstaining on this proposal by the holders of shares of Common Stock and Preferred Stock, voting together, was as follows:

     For         Against     Abstain
     ---         -------     -------
  26,458,814     538,007     69,193

PROPOSAL 3

     It was resolved to amend the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock, par value $.01 per share, from 80,000,000 to 110,000,000. The number of votes for, against and abstaining on this proposal by the holders of shares of Common Stock and Preferred Stock, voting together, was as follows:

     For         Against     Abstain
     ---         -------     -------
  40,311,611     875,040     83,969

PROPOSAL 4

     It was resolved to amend the Company's Certificate of Incorporation to convert each issued and outstanding share of the Company's 8% Cumulative Convertible Preferred Stock, $.01 par value per share, into three shares of the Company's Common Stock, par value $.01 per share. The number of votes for, against and abstaining on this proposal by the holders of shares of Common Stock and Preferred Stock, voting together, and by the holders of shares of Preferred Stock, voting as a class, was as follows:

     Common Stock and Preferred Stock
            (Voting together)
     --------------------------------
     For         Against     Abstain
     ---         -------     -------
 25,540,715     1,014,992    94,042

             Preferred Stock
           (Voting as a Class)
     --------------------------------
     For         Against     Abstain
     ---         -------     -------
  1,158,474      139,583     1,300

PROPOSAL 5

     It was resolved to ratify the appointment of C.M. Meeks & Company, P.A., as independent accountants of the Company for the fiscal year ending December 31, 1998. The number of votes for, against and abstaining on this proposal by the holders of shares of Common Stock and Preferred Stock, voting together, was as follows:

     For         Against     Abstain
     ---         -------     -------
  40,593,285     500,078     177,257

ITEM 5. OTHER INFORMATION. Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included unless otherwise indicated: 3.1 Certificate of Amendment to Certificate of Incorporation and 27.1 Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AIRSHIP INTERNATIONAL LTD.

Dated:  January 22, 1999          By:  /s/ Louis J. Pearlman
                                  --------------------------
                                  Louis J. Pearlman
                                  Chairman of the Board of
                                  Directors, President and
                                  Treasurer (Principal Executive
                                   and Financial Officer)

Dated:  January 22, 1999          By:  /s/ Alan A. Siegel
                                  -----------------------
                                  Alan A. Siegel
                                  Secretary & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  January 22, 1999          By: /s/ James J. Ryan
                                  ---------------------
                                  James J. Ryan
                                  Director