Form 10-K405
period 1998-12-31
ENTERTAINMENT INTERNATIONAL LTD
filed 1999-04-15
CIK 764587

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Year Ended December 31, 1998               Commission File No. 001-14646

                          -----------------------------

                        Entertainment International Ltd.
  ----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 New York                               06-1113228
----------------------------------------    ------------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)

     7380 Sand Lake Road, Suite 350,
            Orlando, Florida                              32819
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

             (407) 351-0011
             --------------
     Registrant's Telephone Number

           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock, $.01 par value per share
       ------------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.        Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 13, 1999 was $6,196,400 using the closing bid price of $.14 on April 13, 1999.

The number of shares of Common Stock outstanding as of February 18, 1999 was 57,797,282.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

A list of Exhibits to this Annual Report on Form 10-K begins on page 12.

                        ENTERTAINMENT INTERNATIONAL LTD.
                              1999 FORM 10-K REPORT

                                TABLE OF CONTENTS


PART I                                                                      Page
------                                                                      ----
Item 1     Business .......................................................   1

Item 2.    Properties .....................................................   1

Item 3.    Legal Proceedings ..............................................   1

Item 4.    Submission Of Matters To A Vote Of Security Holders.............   2

PART II
-------

Item 5.    Market For Registrant's Common Equity And Related Stockholder
           Matters.........................................................   3

Item 6.    Selected Financial Data ........................................   4

Item 7.    Management's Discussion And Analysis Of Financial
           Condition And Results Of Operations.............................   5

Item 8     Financial Statements And Schedules .............................   9

Item 9.    Changes In And Disagreements With Accountants On Return
           Accounting And Financial Disclosure.............................   9

PART III
--------

Item 10.   Directors And Executive Officers Of The Registrant .............   11

Item 11.   Executive Compensation .........................................   12

Item 12.   Security Ownership Of Certain Beneficial Owners And Management..   14

Item 13.   Certain Relationships And Related Transactions .................   14

Item 14.   Exhibits, Financial Statements And Reports On Form 8-K..........   15

                              --------------------

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Annual Report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Annual Report relating to matters that are not historical facts, are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for the Company's products and services, general economic conditions, government regulation, competition and customer strategies, capital deployment, the impact of pricing and reimbursement and other risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

                                     PART I

Item 1. Business

General

      Entertainment International Ltd. (the "Company") operated lighter-than-air airships, also commonly known as blimps, from its inception in 1985 through 1995 which were used to advertise and promote the products and services of the Company's clients. The Company's clients utilized its airships at major sporting and special events and over urban and beach locations as an informative advertising and promotional vehicle.

      Since 1995, the Company generally has had no operations and no opportunity to commence operations in the airship industry in which it had conducted its business operations. As a result, the Company has experienced significant losses and negative cash flow since 1996 and has been funded by affiliated entities. The Company's strategy for the future is to acquire new business operations or merge (through a direct, indirect, reverse or other form of merger) with an entity that has ongoing business operations.

      In connection with this strategy, the Company changed its name in June 1998 to "Entertainment International, Ltd." to reflect the new direction for the Company's operations, which the Company currently believes will involve the entertainment industry or a media/Internet-based business. As of the date hereof, the Company has no agreements with any third party to effect any such acquisition or merger, and no assurances can be given that any such acquisition or merger will in fact be effected in the future or that any such transaction will involve an entity in either of these industries. As noted in the auditor's report, there exists substantial doubt that the Company has the ability to continue as a going concern.

      The Company has 2 officers and several employees that manage its affairs.

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

Item 2. Properties

      Since May 7, 1996, the Company has subleased approximately 500 square feet of office space from Trans Continental Airlines, Inc. on a month-to-month basis for monthly rental payments of approximately $770. See "Certain Relationships and Related Transactions."

      The Company stores various spare parts for its existing airships at a warehouse located in Kissimmee, Florida which is leased by Airship Operations, Inc., an unaffiliated company, and intends to do so for the foreseeable future. The Company does not pay rent for such storage, but permits Airship Operations, Inc., an unaffiliated company, to use its airship parts (including one operational gondola) on a lease-free basis.


Item 3. Legal Proceedings

      From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. As of April 13, 1999 the Company was not a party to any legal proceeding which would have a material adverse effect on its financial condition.

Item 4. Submission Of Matters To A Vote Of Security Holders

      The Company held a Special Meeting of Shareholders on October 6, 1998. The number of shares of Common Stock with voting rights as of the record date represented at the meeting either in person or by proxy was 50,068,488 shares or 90.96% of the eligible outstanding Common Stock of the Company.

      At the meeting, the Shareholders voted upon one proposal to amend the Company's Certificate of Incorporation to change the name of the Company from "Airship International Ltd." to "Entertainment International Ltd." The number of votes for, against and abstaining on this proposal by the holders of shares of Common Stock was as follows:

               For              Against          Abstain
               ---              -------          -------
            49,802,684          179,399          86,405

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock currently trades under the symbol "ENTI." Prior to the Company changing its name to "Entertainment International Ltd," the Company's Common Stock and Preferred Stock traded under the symbols "BLMP" and "BLMPP," respectively.

      Since July 5, 1995 (when the Company's securities were de-listed from the Nasdaq SmallCap Market) the Company's Common Stock (and Preferred Stock, until its conversion into Common Stock in June 1998 pursuant to the vote of the Company's shareholders at the Company's Annual Meeting) have traded on the over-the-counter market. The price ranges presented below represent the highest and lowest quoted bid prices during each quarter for 1997 and 1998 reported by the National Quotation Bureau, Inc. and Nasdaq. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

Common Stock

Year            Period                                   Bid Information
----            ------                                   ---------------

                                                      High              Low
                                                      ----              ---
1997            1st Quarter                           $.175            $ .08
                2nd Quarter                           $.175            $ .09
                3rd Quarter                           $.115            $.075
                4th Quarter                           $.078            $.035

1998            1st Quarter                           $.0475           $.02
                2nd Quarter                           $.087            $.044
                3rd Quarter                           $.08             $.06
                4th Quarter                           $0.26            $.0

1999            1st Quarter (through
                March 31, 1999)                       $.39             $.09

Preferred Stock

Year            Period                                   Bid Information
----            ------                                   ---------------

                                                      High              Low
                                                      ----              ---
1997            1st Quarter                          $1.125            $ .51
                2nd Quarter                          $1.094            $.531
                3rd Quarter                          $ .594            $ .38
                4th Quarter                          $ .406            $ .26

                                       3

      As reported by the Nasdaq OTC Bulletin Board, on April 13, 1999 the closing bid price of the Common Stock was $.14 per share.

      As of February 18, 1999, there were 1,736 holders of record of the Company's Common Stock.

      No dividends were declared or paid on the Common Stock during the foregoing periods and the Company does not anticipate paying any dividends on its Common Stock in the foreseeable future.

      In June 1998, each share of the Company's Preferred Stock was converted into three shares of the Company's Common Stock by vote of the shareholders at the Company's Annual Shareholder's Meeting held on June 10, 1998. In connection with the conversion, all accrued dividends on the Preferred Stock were waived and the Preferred Stock was removed from the Company's Certificate of Incorporation, as amended. Prior to the conversion, dividends on the Preferred Stock had been payable quarterly on February 15, May 15, August 15 and November 15 of each year (each such date a "Dividend Payment Date") and accrued at the annual rate of $.48 per share, to the extent payable in cash and $.60 per share, to the extent payable in shares of Common Stock. The Company deferred and accrued the cash dividend on the Preferred Stock from August 15, 1994 until cancelled by Shareholder vote on June 10, 1998.

Item 6. Selected Financial Data

      The following selected financial data should be read in conjunction with the Company's financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operation appearing elsewhere herein.

Operating Statement Data:


                           1998        1997           1996           1995           1994
                           ----        ----           ----           ----           ----
Gross Revenues ........   $   --      $        --    $        --    $ 2,620,000    $  3,980,000
Net loss ..............   $(955,000)  $(2,294,000)   $(2,506,000)   $(4,867,000)   $(20,635,000)
Net earnings (loss) per
share .................     $.11        $(.11)            $(0.10)        $(0.18)         $(0.74)

Balance Sheet Data:

                                                         At December 31,
                                                         ---------------

                                       1998            1997            1996            1995              1994
                                       ----            ----            ----            ----              ----
Total Assets ...................   $  3,945,000    $  4,374,000    $  4,496,000    $  5,073,000    $  9,819,000
Long-Term Obligations ..........   $     10,000    $  4,080,000    $  3,016,000    $  3,348,000    $  3,258,000
Obligations under capital lease    $  1,692,000    $  2,477,000    $  3,158,000    $  3,689,000    $ (3,258,000)
Total Liabilities ..............   $  4,765,000    $ 22,057,000    $ 14,680,000    $ 14,680,000    $ 13,070,000
Stockholders' deficit ..........   $   (820,000)   $(17,683,000)   $ (9,607,000)   $ (9,607,000)   $ (3,251,000)

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

            The Company commenced operations in August 1985 following the completion of the Company's initial public offering in June 1985. Historically, substantially all of the Company's revenues were derived from the operation of the airships pursuant to aerial advertising contracts with its clients. Fees were generally paid to the Company on a monthly basis and the respective airships were flown according to a flight schedule provided by the client, subject to weather conditions, government regulations and maintenance requirements. In the absence of advertising contracts, the Company has suffered a material adverse affect on its revenues. Although the Company has not had a contract in effect since 1995 the Company will enter into new aerial contracts if the opportunity arises.

      Since 1995, the Company generally has had no operations and no opportunity to commence operations in the airship industry in which it had conducted its business operations. As a result, the Company has experienced significant losses and negative cash flow since 1996 and has been funded by affiliated entities. The Company's strategy for the future is to acquire new business operations or merge (through a direct, indirect, reverse or other form of merger) with an entity that has ongoing business operations.

      In connection with this strategy, the Company changed its name in June 1998 to "Entertainment International, Ltd." to reflect the new direction for the Company's operations, which the Company currently believes will involve the entertainment industry or a media/Internet-based business.
As of the date
hereof, the Company has no agreements with any third party to effect any such acquisition or merger, and no assurances can be given that any such acquisition or merger will in fact be effected in the future or that any such transaction will involve an entity in either of these industries. As noted in the auditor's report, there exists substantial doubt that the Company has the ability to continue as a going concern.

      In addition, during the past several years, the Company has been approached by other entities, which have expressed an interest in effecting an acquisition or merger of the Company primarily due to the fact that the Company is a publicly-held corporation. In addition, the Company has incurred Net Operating Losses ("NOLs") which, to a lessor degree, may make the Company attractive to a prospective suitor.

Year Ended December 31, 1998, as compared to Year Ended December 31, 1997

      Overall Financial Situation. The Company had a stockholder's deficit at December 31, 1998 in the amount of $820,000, a decrease of $16,863,000 from the stockholders' deficit at December 31, 1997 of $17,683,000. This decrease is primarily due to the accrual of dividends on the outstanding shares of preferred stock in the amount of $647,000 and a net loss for 1997 of $955,000, offset by capital contributions of $11,886,000 received from stockholders in the form of an extinguishment of debt and the abolishment of dividends accrued on preferred stock in the amount of $6,508,000 (See Note B in Financial Statements). The Company did not have revenues during 1998 or 1997. As was expected, operating costs were substantially lower in 1998 than in 1997 by approximately $287,000 or 80%. In addition, selling general and administrative expenses decreased significantly from 1997 by $244,000 or 33%, resulting in a loss from operations of $563,000 for 1998. Interest expense decreased by more than $703,000 or 57% for 1998 from 1997 due to the waiver of debt from related parties.

      Results of Operations. The Company did not have any revenues from operations during 1998 or 1997.

      Operating costs for 1998 were $70,000, a decrease of $287,000 or 81% compared to operating costs of $357,000 for 1997. The primary reason that operating expenses decreased from 1997 is a result of having no airships in operation during any part of 1998. Operating costs primarily relate to usage of the Company's one operational gondola and the utilization of the support vehicles.

      Selling, general and administrative costs for 1998 were $493,000, a decrease of $244,000 or 34% compared to costs of $737,000 for 1997. The Company incurred an increase of $263,000 in professional fees during 1997 with respect to the Company's filing of its 1994, 1995 and 1996 annual reports with the Securities Exchange Commission

      Interest expense. Interest expense for 1998 was $542,000, an decrease of $703,000 or 57% from interest expense of $1,245,000 in 1997. This decrease was due to the decrease in debt to Trans Continental Leasing, Inc. ("TC Leasing") and advances from Trans Continental Airlines, Inc. ("Trans Continental").

Year Ended December 31, 1997, as compared to Year Ended December 31, 1996

      Overall Financial Situation. The Company had a stockholder's deficit at December 31, 1997 in the amount of $17,683,000, an increase of $3,845,000 from a stockholders' deficit at December 31, 1996 of $13,838,000. This increase is primarily due to the accrual of dividends on the outstanding shares of preferred stock in the amount of $1,551,000 and a net loss for 1997 of $2,294,000. The

Company did not have revenues during 1997 or 1996. As was expected, operating costs were substantially lower in 1997 than in 1996 by approximately $793,000 or 9%, while selling general and administrative expenses increased slightly from 1996 by $48,000 or 7%, resulting in a loss from operations of $1,094,000 for 1997. Interest expense increased by more than $470,000 or 61% for 1997 from 1996.

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

      Selling, general and administrative costs for 1997 were $737,000, an increase of $48,000 or 7% compared to costs of $689,000 for 1996. An increase of $263,000 in professional fees during 1997 was incurred with the Company's filing of its 1994, 1995 and 1996 annual reports with the Securities Exchange Commission. The Company also experienced decreases in salaries and related benefits in the amount of $243,000.

      Interest expense. Interest expense for 1997 was $1,245,000, an increase of $477,000 or 62% from interest expense of $768,000 in 1996. This increase was due to the increase in debt to TC Leasing and advances from Trans Continental.

Liquidity And Capital Resources

      As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $ 820,000 at December 31, 1998. During the years ended December 31, 1998, 1997 and 1996, the Company did not generate any revenues from airship operations. The Company also reported net losses of $955,000, $2,294,000 and $2,506,000 for the years ended December 31, 1998, 1997 and 1996, respectively and had working capital deficiencies of $3,047,000 and $15,992,000 at 1998 and 1997, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Management's plan to improve the financial position and operation with the goal of sustaining the Company's operations for the next twelve months and beyond include:

      Arranging with Trans Continental or other related parties to provide funds on a monthly basis as a loan, and separately, acquiring assets and operations of one or more entities, with which the Company has been in negotiation. At this time, there are no agreements relating to any such acquisition or transaction, and there can be no assurance that any such transactions will be consummated. The expectation is that such a business combination, if completed, would provide additional cash flow and net income to the Company.

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

                                              YEAR ENDED DECEMBER 31
                                              ----------------------
                                                1998           1997
                                                ----           ----
Net cash used in operating activities       $(1,319,000)   $(2,283,000)
Net cash used in investing activities           261,000       (159,000)
Net cash provided by financing activities     1,056,000      2,442,000
Net increase (decrease) in cash and
      cash equivalents                      $    (2,000)   $       -0-

      During 1998, the Company's operations used $1,319,000 compared to using approximately $2,283,000 during 1997. This decrease in cash used by operations was primarily attributable to the reduction in accounts payable during 1998 from 1997 and an increase in accrued interest for 1998 over 1997.

      Cash was provided by investing activities in the amount of $261,000 and used by investing activities in the amount of $159,000 in 1998 and 1997, respectively for working capital loans to certain related parties.

      Cash was provided by financing activities in the amount of $1,056,000 and $2,442,000 in 1998 and 1997, respectively. Cash provided by financing activities in 1998 and 1997 was primarily from the working capital financing provided by Trans Continental. Also in 1997, the Company obtained additional financing from TC Leasing in the amount of $4,709,000. This financing was obtained by TC Leasing from Norwest. The Company used these funds to repay debt owed to Senstar in the amount of $3,003,000 and for working capital.

Impact Of Recently Issued Accounting Standards

      The Company adopted SFAS No. 128, "Earnings per Share," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No.131, "Disclosures About Segments of an Enterprise and Related Information" in Calendar 1998. The adoption of these pronouncements required the Company to make certain additional disclosures.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires recognition of the fair value of derivatives in the statement of financial position, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the nature of the derivative. SFAS No. 133 will be adopted by the Company in 1999 and is not expected to have a material effect on the consolidated financial statements.

Forward-Looking Statements

      Certain statements contained in this annual report, including those in the section entitled "Management's Discussion and Analysis," contain forward-looking information that involves risk and uncertainties. Actual future results and trends may differ materially depending on a variety of factors discussed in the "Risk Factors" section included in the Company's Form 10 Registration Statement and various Form 8-K filings, including the nature and extent of future competition, and political, economic and demographic developments in countries where the Company does business or may do business in the future. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements.

Year 2000

      The Company has conducted a comprehensive review of its computer systems to identify systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations if not appropriately addressed. The Company presently believes that, with modifications to existing software and by converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. Because the Company has had no significant operations, management believes that the impact of the Year 2000 issue on the Company would not be material. Accordingly, management has elected not to evaluate its state of readiness or the costs to address the Year 2000 issue at this time. In addition, management has decided not to create a contingency plan to deal with the Year 2000 problem.

Inflation

      Since the formation of the Company in August 1985, the rate of inflation has remained low and the cost of the Company's operations has not been significantly affected by inflationary trends in the economy.

Item 8. Financial Statements and Schedules

      The report of the Company's Independent Auditor, the Company's financial statements and notes to financial statements appear herein commencing on Page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and
        Financial

      Grant Thornton LLP ("Grant Thornton") had served as the Company's independent accountants from 1993 through June 24, 1997, when Grant Thornton was dismissed as a result of the Company's budgetary concerns. There had been no reports issued by Grant Thornton for the year ended December 31, 1994 and any subsequent interim period prior to the date of such dismissal. Prior to the date of dismissal, the Company did not have any disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor had there been a "reportable event" with Grant Thornton, as described in Items 304(a)(1)(iv) and
(v) of Regulation S-K. Grant Thornton's report on the financial statements for the year ended December 31, 1993 included a modification paragraph as to uncertainty, including matters giving rise to substantial doubt as to the Company's ability to continue as a going concern. Upon recommendation of the Audit Committee of the Board of Directors, the Board selected Meeks, Dorman & Company, PA (formerly Charlie Meeks, C.P.A.), P.A. as its new independent accountant with respect to the fiscal years ending December 31, 1994 and thereafter.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following table sets forth information, as of December 31, 1998, concerning each director and executive officer of the Company.

                           Positions with
Name                Age    the Company                  Position Held Since
----                ---    -----------                  -------------------
Louis J. Pearlman   44     Chairman of the Board of     June 1982
                           Directors, President and
                           Chief Executive and
                           Operating Officer and
                           Treasurer

Alan A. Siegel      35     Secretary and Director       October 1989

James J. Ryan       50     Director                     July 1986

      The following sets forth the business experience of each director, executive officer, including principal occupations, at present and for at least the past five years.

      Louis J. Pearlman has been Chairman of the Board, President, Chief Executive and Operating Officer and Treasurer of the Company, and a Director of the Company, since June 1982. Since November 1976, Mr. Pearlman has been President and Chief Operating Officer, a director and a 21% shareholder of Trans Continental Airlines, Inc. ("Trans Continental"). Mr. Pearlman currently devotes approximately 25% of his time to the affairs of Trans Continental and the remainder of his time to the affairs of the Company. See "Certain Relationships and Related Transactions."

      Alan A. Siegel has been Secretary of the Company since October 1989 and a director of the Company since December 1991. From 1985 to 1989, Mr. Siegel was Senior Account Manager of the Company and since 1989 has served as the Company's General Manager. Mr. Siegel has also been Senior Account Manager for Trans Continental since 1986. Mr. Siegel currently devotes approximately 25% of his time to the affairs of Trans Continental and the remainder of his time to the affairs of the Company. See "Certain Relationships and Related Transactions."

      James J. Ryan has been a director of the Company since July 1986. Mr. Ryan is currently Executive Director of Sedgwick Aviation of North America, an international insurance brokerage firm. Until 1994, for more than 20 years, he had been employed with Alexander and Alexander Inc., an international insurance brokerage firm (and its predecessor firm), where he most recently held the title of Senior Vice President of the Aviation and Aerospace Division.

      The Company's directors are elected for a period of one year and until their successors are duly elected and qualified. There are currently three members of the Board of Directors who were elected at the Company's Annual Meeting of Shareholders held on June 10, 1998. The Company and its principal shareholders had agreed to use their best efforts to elect two designees of the underwriters of the 1993 offering to the Company's Board of Directors which right expired in April 1998.

      To the knowledge of management of the Company, except as set forth above, no director of the Company holds any directorship in any other company with a class of securities registered pursuant to Section 12, or subject to the requirements of Section 15(d), of the Securities Exchange Act of 1934 or in any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company, and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 1998 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis, other than (i) Trans Continental which failed to timely file a Form 4 with respect to 1,000,000 shares of Common Stock issued in July 1998 for consideration of extending to the Company a line of credit of $150,000; and (ii) Mr. Alan Siegel, who failed to timely file a Form 4 with respect to 1,000,000 shares of Common Stock issued to him in January 1999 in consideration for services rendered and the waiver and deduction of salary payable by the Company to Mr. Siegel during the period from 1985 through 1998.

Item 11. Executive Compensation

      The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer for services rendered in all capacities to the Company for the three years ended December 31, 1998 and all officers who earned over $100,000 (the "Named Executive Officers"). No other executive officer's or employee's annual salary and bonus exceeded $100,000 during the Company's past three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                                Long-Term
                                                        Annual Compensation                   Compensation
                                         ------------------------------------------------   ---------------
                                                                                               Securities
                                                                           Other Annual        Underlying
Name and Principal Position              Year   Salary ($)   Bonus ($)   Compensation ($)   Options/SARs(#)
---------------------------              ----   ----------   ---------   ----------------   ---------------
Louis J. Pearlman                        1998           --      --              --                --
  Chairman, President, Chief Executive   1997       $4,423      --              --                --
  and Operating Officer and Treasurer    1996     $118,921      --              --                --

Director's Compensation

      Directors who are not employees of the Company are compensated at a rate of $500 for each meeting of the full Board of Directors which they attend in person, up to a maximum of $2,000 in any one year, plus expenses for attending such meetings. Officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

                           OPTIONS/SAR GRANTS IN 1998

      There were no option grants in 1998.

                     AGGREGATE OPTION EXERCISES IN 1998 AND
                       1998 FISCAL YEAR-END OPTION VALUES

      There were no option exercises in 1998.

Compensation Committee Interlocks and Insider Participation

      The Board of Directors of the Company does not have a compensation committee. The Board of Directors determines executive compensation, based on corporate performance and market conditions. Mr. Pearlman and Mr. Siegel are members of the Board of Directors and together represent a majority of the Board. See "Employment Agreements."

Employment Agreements

      The Company had an employment agreement with Louis J. Pearlman which expired in 1994. The Company and Mr. Pearlman have not entered into a new employment agreement. Mr. Pearlman's compensation is determined by the Company's Board of Directors, of which Mr. Pearlman is the Chairman, and together with Mr. Siegel constitutes a majority of the Board.

      The Company entered into an employment agreement as of December 31, 1992 with Alan A. Siegel. Mr. Siegel's agreement expired on January 1, 1998. Mr. Siegel's agreement provided for an annual salary of $75,000 for the first year of the agreement and for annual increases thereafter in an amount equal to the greater of 5% of his previous year's salary or the increase, if any, in the Consumer Price Index for All Urban Consumers, Central Florida 1967100. The agreement also provides for an annual bonus payable to Mr. Siegel in an amount equal to 1 1/2% of the Company's net after-tax profits for such fiscal year plus an amount determined in the discretion of the Board. The Company has not entered into a new employment agreement with Mr. Siegel. The Board of Directors determines Mr. Siegel's compensation. Mr. Siegel is a member of the Board of Directors, and together with Mr. Pearlman constitutes a majority of the Board.

1994 Employee Share Purchase Plan

      The Company has an employee share purchase plan (the "Plan") for employees of the Company and any present or future "subsidiary corporations." The Company intends for the Plan to be an "employee stock purchase plan" as defined in
Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan, approved by the Company's shareholders on April 11, 1995, was effective November 1, 1994. All employees are eligible to participate in the Plan, except that the Company's appointed committee may exclude any or all of the following groups of employees from any offering: (i) employees who have been employed for less than 2 years; (ii) employees whose customary employment is 20 hours or less per week; (iii) employees whose customary employment is not more than 5 months in any calendar year; and (iv) highly compensated employees (within the meaning of Code Section 414(q)). The shares issuable under the Plan shall be common shares of the Company subject to certain restrictions up to a maximum of 1,000,000 shares. The committee shall determine the length of each offering but no offering may exceed 27 months. The option price for options granted in each offering may not be less than the lessor of (i) 85% of the fair value of the shares on the day of the offering, or (ii) 85% of the fair market value of the shares at the time the option is exercised.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the number and percentage of shares of Common Stock beneficially owned, as of February 18, 1999, by (i) all persons known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's directors, (iii) the Company's Chief Executive Officer and the Named Executive Officers, and (iv) all executive officers and directors of the Company as a group (3 persons).


Name and Address                             Number of Shares   Percent of Class
----------------                             ----------------   ----------------
Louis J. Pearlman(1)(2)(5)..................    12,469,153          20.8%
Alan A. Siegel(1)(3)........................     1,051,130           1.8%
James J. Ryan(4)............................        97,000              *
Trans Continental Airlines, Inc.(5).........     4,666,862           8.1%
All officers and directors as a group
(3 persons)...............................      13,617,283          22.7%

----------
*     Less than 1%.

(1) The business address of each person is c/o Entertainment International Ltd., 7380 Sand Lake Road, Suite 350, Orlando, Florida 32819.

(2) Represents: (i) 5,802,291 shares of the Company's common stock; (ii) warrants exercisable for 2,000,000 shares of the Company's Common Stock; and
(iii) 4,666,562 shares of the Company's common stock owned of record by Trans Continental Airlines, Inc. ("Trans Continental"). Mr. Pearlman is the President and Chief Operating Officer, a director and an approximately 21% owner of the issued and outstanding shares of Trans Continental.

(3) Includes: Options to purchase 50,000 shares of the Company's Common Stock.

(4) Includes options to purchase 67,000 shares of the Company's common stock. Mr. Ryan's business address is c/o Sedgewick Aviation North America, 3 Becker Farm Road, Roseland, New Jersey.

(5) Represents: (i) 3,666,862 shares of common stock issued to Trans Continental in consideration for its guaranty of certain loans to the Company; and (ii) 1,000,000 shares of common stock issued to Trans Continental for entering into a line of credit of $150,000 with the Company in July 1998. The 3,666,862 shares of common stock were granted to Trans Continental in consideration for its guaranty of the Company's obligations under the loans with Allstate Financial Corporation, Phoenixcor., Inc. Senstar Capital Corporation, the Argentina Lease Agreement and the Argentina Operations Agreement with Mastellone Hnos, S.A., and a corporate credit card issued for the Company's benefit. See "Certain Relationships and Related Transactions."

Item 13. Certain Relationships and Related Transactions

      Since May 7, 1996, the Company has subleased approximately 500 square feet of office space from Trans Continental Airlines, Inc. on a month-to-month basis for monthly rental payments of approximately $770.

      In January 1999, the Company issued to Alan Siegel 1,000,000 shares of the Company's common stock in consideration for services rendered and the waiver and deduction of salary payable by the Company to Mr. Siegel during the period from 1995 through 1998. In addition, the Company issued to Frank Sicoli, Scott Bennett and Frank Vazquez, employees of the Company, 1,000,000, 500,000 and 250,000 shares of the Company's Common Stock for services rendered and the waiver and deduction of salary payable by the Company to them.

      On July 29, 1998, the Company issued to Trans Continental 1,000,000 shares of the Company's common stock in consideration of Trans Continental granting to the Company a $150,000 line of credit. Mr. Louis J. Pearlman owns 21 % of Trans Continental and is Trans Continental's Chairman of the Board, President and principal shareholder.

      On June 10, 1998, a majority of the Company's shareholders voted to approve the conversion of each outstanding share of preferred stock into three shares of common stock. Shareholders also waived their rights to accrued but undeclared dividends, and the authorized but unissued shares of preferred stock were removed from authorization. In connection with the shareholders' approval of such conversion, Louis Pearlman, Trans Continental and Trans Continental Leasing, Inc. each agreed to waive approximately $2 million, $5.5 million and $4.0 million, respectively, for advances to the Company, as well as accrued and unpaid salaries in the case of Mr. Pearlman.

      On December 24, 1996, Trans Continental Leasing, Inc. obtained a loan with Norwest Equipment Finance, Inc. in the amount of $4,709,000. The proceeds of this refinancing were used to repay the Company's debt to Senstar and to provide working capital to the Company. TC Leasing is a wholly owned subsidiary of Trans Continental. The Company owed to TC Leasing the aggregate amount of approximately $4,090,000, which amount was waived in connection with the June 1998 shareholders' meeting. The Company sold airship parts to TC Leasing in order to facilitate the loan.

      Trans Continental serves as the Company's travel agent for substantially all of its travel arrangements and the Company is its principal customer. In the opinion of management, the terms and prices received from the corporation are similar to those available from other travel agencies. During 1998, 1997 and 1996, the Company utilized the travel agency services for reservations, while primarily paying certain costs directly to the provider.

      From time to time, the Company advances funds to related entities. At December 31, 1998 such funds amounted to $173,000.

      The Company has purchased hull insurance for the Company's airships through Sedgwick Aviation of North America, an international insurance brokerage firm of which Mr. James J. Ryan is the Executive Director.

Item 14. Exhibits, Financial Statements And Reports On Form 8-K

                                                                       Page
                                                                       ----
      (a)(1)      The following financial statements of the Company
                  are filed herewith:
                  A.   Report of Independent Certified
                       Accountant ................................      F-1
                  B.   Balance Sheets for the years ended
                       December 31, 1998 and 1997 ................      F-2
                  C.   Statements of Operations for the years ended
                       December 31, 1998, 1997 and 1996 ..........      F-3
                  D.   Statements of Changes in Stockholders'
                       Deficit for the years ended December 31,
                       1998, 1997 and 1996 .......................      F-4
                  E.   Statements of Cash Flows for the years ended
                       December 31, 1998, 1997 and 1996 ..........      F-5
                  F.   Notes to Financial Statements .............   F-6 to F-23

                                       15

      (2) The following exhibits of the Company are filed herewith, unless otherwise indicated:


Exhibit                                                        Incorporated by
Number    Description                                            Reference to
------    -----------                                            ------------
3.1       Certificate of Incorporation of the Company filed
          June 9, 1992 ......................................  Exhibit2(12)
3.2       Amendment to Certificate of Incorporation filed
          September 18, 1984 ................................  Exhibit3(2)
3.3       Amendment to Certificate of Incorporation filed
          April 8, 1985 .....................................  Exhibit 4(12)
3.4       Amendment to Certificate of Incorporation filed
          August 1, 1986 ....................................  Exhibit 5(12)
3.5       Amendment to Certificate of Incorporation filed
          January 27, 1989 ..................................  Exhibit 6(12)
3.6       Amendment to Certificate of Incorporation filed
          August 5, 1992 ....................................  Exhibit7(12)
3.7       Certificate of Correction to Amendment of
          Certificate of Incorporation filed on February 26,
          1993 ..............................................  Exhibit 8(12)
3.8       Amendment to Certificate of Incorporation filed
          February 26, 1993 .................................  Exhibit 9(12)
3.9       Certificate of Amendment to Certificate of
          Incorporation filed on June 18, 1998 ..............  Exhibit 3.1(20)
3.10      Certificate of Amendment to Certificate of
          Incorporation filed on October 16, 1998 ...........  *
3.11      By-laws of the Company ............................  Exhibit 3.9(19)
4.1       Warrant Agreement dated February 14, 1991 between
          the Company and American Securities Transfer, Inc.
          including form of Class A Warrant and Form of Class
          B Warrant .........................................  Exhibit 4.1(4)
4.2       Warrant dated February 7, 1991 issued to Stephen M.
          Bathgate ..........................................  Exhibit 4.2(4)
4.3       Two warrants dated respectively December 31, 1991
          and February 25, 1992 issued to Julian M.
          Benscher ..........................................  Exhibit 4.3(4)
4.4       Two warrants dated respectively February 7, 1991 and
          March 23, 1991 issued to Kenneth S. Bernstein .....  Exhibit 4.4(4)
4.5       Two warrants dated respectively February 7, 1991 and
          May 23, 1991 issued to Chatfield Dean & Co., Inc ..  Exhibit 4.5(4)
4.6       Warrant dated September 26, 1991 issued to Dr.
          Joseph C. F. Chow and Cynthia B. Chow .............  Exhibit 4.6(4)
4.7       Warrant dated September 26, 1991 issued to Cohig &
          Associates, Inc ...................................  Exhibit 4.7(4)
4.8       Warrant dated May 1, 1991 issued to Daliz
          Associates ........................................  Exhibit 4.8(4)
4.9       Two warrants dated respectively February 8, 1990,
          and February 21, 1991 issued to Emanuel and
          Company ...........................................  Exhibit 4.9(4)
4.10      Warrant dated December 10, 1991 issued to After
          Falkowitz .........................................  Exhibit 4.10(4)
4.11      Four warrants dated respectively June 5, 1990,
          December 5, 1990, December 17,1990, and February 21,
          1991 issued to Alfonso Figlioia ...................  Exhibit 4.11(4)
4.12      Two warrants dated respectively, May 23, 1991 and
          February 7, 1992 issued to Sanford D. Greenberg ...  Exhibit 4.12(4)

                               16

4.13      Warrant dated December 7, 1991 issued to Edward C.
          Larkin ............................................  Exhibit 4.13(4)
4.14      Warrant dated December 4, 1991 issued to David
          Mathis ............................................  Exhibit 4.14(4)
4.15      Warrant dated February 7, 1991 issued to Eugene
          McColley ..........................................  Exhibit 4.15(4)
4.16      Warrant dated February, 1992 issued to Nour
          Collection, Inc ...................................  Exhibit 4.16(4)
4.17      Warrant dated November 3, 1989 issued to ORIX
          Commercial Credit Corporation ("ORIX") ............  Exhibit 10.29(5)
4.18      Warrant date February, 1992 issued to Chahram
          Pahlavi ...........................................  Exhibit 4.18(4)
4.19      Warrant dated April 7, 1992 issued to Jim Ryan ....  Exhibit 4.19(4)
4.20      Warrant dated May 1, 1992 issued to Sterling
          Capital Group, Inc. ...............................  Exhibit 4.20(4)
4.21      Warrant dated May 1, 1991 issued to Jonathan Turk .  Exhibit 4.21(4)
4.22      Warrant dated February 7, 1991 issued to Steven R.
          Hinkle ............................................  Exhibit 4.22(4)
4.23      Warrant dated April 1, 1992 issued to Simon Zamet .  Exhibit 4.23(4)
4.24      Warrant dated May 8, 1992 issued to Louis J.
          Pearlman ..........................................  Exhibit 4.24(6)
4.25      Two Warrants dated April 17, 1992 issued to Emanuel
          and Company .......................................  Exhibit 4.25(6)
4.26      Representatives' Preferred Stock Warrant issued to
          Emanuel and Company and Chatfield Dean & Co. Inc. .  Exhibit 4.26(6)
4.27      Action by Written Consent of the Board of Directors
          dated April 15, 1997 extending warrant granted to
          Louis J. Pearlman .................................  Exhibit 4.27
10.1      Amended and Restated Loan Agreement dated as May 8,
          1992 between the Company and Louis J. Pearlman ....  Exhibit 10.1(6)
10.2      Form of Subscription Agreement between the Company
          and certain investors relating to the 1992 Private
          Placement .........................................  Exhibit 10.2(6)
10.3      Letter Agreement dated April 17, 1992. between the
          Company and Emanuel and Company in connection with
          the 1992 Private Placement ........................  Exhibit 10.3(6)
10.4      Incentive Stock Option Plan as amended, of the
          Company ...........................................  Exhibit 10.2(1)
10.5      Amendment to Incentive Stock Option Plan dated
          December 9, 1991 ..................................  Exhibit 10.2(4)
10.6      Aerial Airship Agreement dated October 26, 1987 by
          and between the Company and the Metropolitan Life
          Insurance Company ("MetLife") .....................  Exhibit 10.29(7)
10.7      Amendment dated as of March 15, 1988 to the
          Advertising Agreement between the Company and
          MetLife ...........................................  Exhibit B.1(3)
10.8      Amendment dated as of March 15, 1988 to the Aerial
          Advertising Agreement between the Company and
          MetLife ...........................................  Exhibit 10.14(5)
10.9      Amendment dated as of March 15, 1988 to the Aerial
          Advertising Agreement between the Company and
          MetLife ...........................................  Exhibit 10.15(5)
10.10     Amendment dated as of March 15, 1988 to the Aerial
          Advertising Agreement between the Company and
          MetLife ...........................................  Exhibit 19.4(8)
10.11     Airship Advertising Agreement dated as to April 27,
          1990 between the Company, Airship Industries (USA),
          Inc. ("AIUSA") and Anheuser Busch Companies, Inc.
          ("Anheuser") ......................................  Exhibit 10.8(4)
10.12     Termination Agreement dated as of January 1, 1991
          between the Company, Anheuser, and AIUSA ..........  Exhibit 19.2(8)
10.13     Airship Advertising Agreement dated as of January 1,
          1951 between the Company and Anheuser .............  Exhibit 19.3(8)
10.14     Amendment to Airship Advertising Agreement dated May
          31, 1991 between the Company and Anheuser .........  Exhibit 10.11(4)


10.15     Passenger Airship Agreement dated May 31, 1991
          between the Company and Anheuser ..................  Exhibit 19.12(4)
10.16     Airship Advertising Agreement dated March 12, 1992
          between the Company and Anheuser ..................  Exhibit 10.13(4)
10.17     Term Loan Agreement dated as of February 27, 1990
          between State Bank of South Australia and the
          Company in the principal amount of $250,000 .......  Exhibit 10.3(9)
10.18     Airship Lease dated February 27, 1990 between the
          Company and the State Bank of South Australia
          together with Lease Supplement No. 1 thereto ......  Exhibit 10.23(5)
10.19     Subordination Agreement dated February 27, 1990,
          between the Company, State Bank of South Australia
          and Louis J. Pearlman .............................  Exhibit 10.16(4)
10.20     Line of Credit Agreement dated December 31, 1991
          between Julian Benscher and the Company in the
          amount of $1,000,000, as amended on February 20,
          1992 and Secured and Credit Note dated December 31,
          1991 from the Company to Julian Benscher in the
          principal amount of $1,000,000 ....................  Exhibit 10.17(4)
10.21     Loan Agreement dated December 8, 1988 between the
          Company and Louis J. Pearlman relating to a loan of
          $500,000 ..........................................  Exhibit C.1(3)
10.22     Promissory note dated December 8, 1988 of the
          Company ...........................................  Exhibit D.1(3)
10.23     Demand Note dated as of December 31, 1988 of the
          Company to Louis J. Pearlman, in the principal
          amount of $324,929.76 .............................  Exhibit H.1(3)
10.24     Term Note for the principal amount of $850,000 dated
          January 31, 1990 from the Company to Louis J.
          Pearlman ..........................................  Exhibit 10.21(4)
10.25     Stock Option Agreement dated January 1, 1989 between
          the Company and Louis J. Pearlman to purchase
          1,000,000 shares ..................................  Exhibit E.1(3)
10.26     Amendment to Stock Option Agreement between the
          Company and Louis J. Pearlman dated as of February
          7, 1991 ...........................................  Exhibit 10.24(4)
10.27     Exchange Agreement dated January 29, 1992 between
          Slingsby Aviation Limited and the Company .........  Exhibit 10.28(4)
10.28     Purchase Agreement Assignment dated November 2, 1989
          between the Company and ORIX and Consent by Airship
          UK ................................................  Exhibit 10.26(5)
10.29     Letter of Credit dated November 2, 1989 between the
          Company and ORIX ..................................  Exhibit 10.309(5)
10.30     Assignment of (MetLife) Aerial Advertising Agreement
          and Consent dated as of November 2, 1989 between the
          Company and Airship (UK) ..........................  Exhibit 10.27(5)
10.31     Guaranty of Louis J. Pearlman in favor of ORIX dated
          as of November 2, 1989 ............................  Exhibit 10.28(5)
10.32     Note and Warrant Purchase Agreement dated as of
          November 2, 1989 between the Company and ORIX .....  Exhibit 109.33(5)
10.33     Agreement dated November 12, 1990 among the Company,
          the Receiver for Airship UK, AIUSA and others .....  Exhibit 10.30(10)
10.34     Corporate Financial Consulting Agreement dated
          February 14, 1991 between the Company and Cohig &
          Associates ........................................  Exhibit 10.38(4)
10.35     Engagement Letter dated September 22, 1988 between
          Emanuel and Company and the Company ...............  Exhibit K.1(3)

                               18

10.36     Agreement dated August 28, 1992 between Seoul
          Olympic Sports Promotion Foundation and the
          Company ............................................ Exhibit 10.45(11)
10.37     Fifth Amendment to Aerial Advertising Agreement
          effective as of September 1, 1992 between
          Metropolitan Life and the Company .................  Exhibit 10.46(11)
10.38     Loan Agreement dated October 14, 1992 between
          Sequel Capital Corporation and the Company ........  Exhibit 10.47(11)
10.39     Agreement dated December 17, 1992 between J&B
          Enterprises Limited (UK) Corp., Julian Benscher
          and the Company ...................................  Exhibit 10.48(11)
10.40     Airship Mortgage dated December 17, 1992 between the
          Company and J&B Enterprises Limited (UK) Corp. ....  Exhibit 10.49(11)
10.41     Employment Agreement dated as of December 31, 1992
          between the Company and Seth Bobet ................  Exhibit 10.50(11)
10.42     Employment Agreement dated as of December 31, 1992
          between the Company and Alan Siegel ...............  Exhibit 10.51(11)
10.43     Employment Agreement dated as of December 31, 1992
          between the Company and Frank Sicoli ..............  Exhibit 10.52(11)
10.44     Amended Employment Agreement dated as of February
          15, 1993 between the Company and Louis J.
          Pearlman ..........................................  Exhibit 10.53(11)
10.45     Second Amendment to Stock Option Agreement between
          the Company and Louis J. Pearlman dated as of
          February 15, 1993 .................................  Exhibit 10.54(11)
10.46     Mast Sale Agreement dated December 30, 1992 between
          J&B Enterprises Limited (UK) Corp., Julian Benscher
          and the Company ...................................  Exhibit 10.55(11)
10.47     Mortgage dated December 30, 1992 between the Company
          and J&B Enterprises Limited (UK) Corp. ............  Exhibit 10.56(11)
10.48     Subscription Agreements between the Company and
          certain investors relating to the 1992 Private
          Placement .........................................  Exhibit 10.57(11)
10.49     Sublease Agreement between Westinghouse Airships,
          Inc. and the Company dated November 9, 1992 .......  Exhibit 10.58(13)
10.50     Amendment to Sublease Agreement between Westinghouse
          Airships, Inc. and the Company dated November 9,
          1992 ..............................................  Exhibit 10.59(13)
10.51     Lease Agreement between Sand Lake IV-A Limited
          Partnership and the Company dated February 25,
          1991 ..............................................  Exhibit 10.60(13)
10.52     Lease Agreement between T&L Leasing and the Company
          dated January 13, 1992 ............................  Exhibit 10.61(13)
10.53     Lease Agreement between Westdeutsche Luftwerbung
          Theodor Wullenkemper GMBH and the Company dated May
          16, 1993 ..........................................  Exhibit 10.52(15)
10.54     Manufacturers Agreement between WDL
          Luftschiffgesellschaft MBH and the Company dated
          May 16, 1993 ......................................  Exhibit 10.53(15)
10.55     Escrow Agreement between and among Westdeutsche
          Lufterbung Theodor Wullenkemper GMBH & Co., WDL
          Luftschiffgesellschaft MBH, Trans Continental        Exhibit 10.54(15)
          Airlines Inc., and the Company dated May 15, 1993..  Exhibit 10.55(15)
10.56     Aerial Advertising Agreement between the Company and
          Catamount Petroleum Limited Partnership dated May
          28, 1993 ..........................................  Exhibit 10.56(15)
10.57     Amendment to Aerial Advertising Agreement between
          the Company and Catamount Petroleum Limited
          Partnership dated July 27, 1993 ...................  Exhibit 10.57(15)

                               19

10.58     Second Amendment to Aerial Advertising Agreement
          between the Company and Catamount Petroleum Limited
          Partnership dated August 9, 1993 ..................  Exhibit 10.58(15)
10.59     Third Amendment to Aerial Advertising Agreement
          between the Company and Catamount Petroleum Limited
          Partnership dated October 13, 1993 ................  Exhibit 10.59(15)
10.60     Fourth Amendment to Aerial Advertising Agreement
          between the Company and Catamount Petroleum Limited
          Partnership dated November 9, 1993 ................  Exhibit 10.60(15)
10.61     Aerial Advertising Agreement between Kingstreet
          Tours Limited and the Company dated as of January
          18, 1994 ..........................................  Exhibit 10.61(15)
10.62     Passenger Airship Agreement between Anheuser-Busch
          Companies. Inc. and the Company dated as of January
          2, 1994 ...........................................  Exhibit 10.62(15)
10.63     Amendment to Airship Advertising Agreement dated
          March 12, 1992, between the Company and
          Anheuser-Busch Companies, Inc. dated March 4, 1994
          and related letter agreement dated February
          11, 1994 ..........................................  Exhibit 10.63(15)
10.64     Amendment to note agreement dated as of November 2,
          1989 between the Company and ORIX dated January 11,
          1994 ..............................................  Exhibit 10.64(15)
10.65     Loan Agreement between Don Golden and the Company
          dated June 30, 1993 ...............................  Exhibit 10.65(15)
10.66     Guarantee of Louis J. Pearlman in favor of the
          Company dated as of June 30, 1993 .................  Exhibit 10.66(15)
10.67     Loan Agreement between Superboard Limited and the
          Company dated December 7, 1997 ....................  Exhibit 10.67(15)
10.68     Guarantee of James Stuart Tucker in favor of the
          Company dated as of December 7, 1993 ..............  Exhibit10.68(19)
10.69     Kingstreet Tours Limited Aerial Advertising
          Agreement dated January 18, 1994, by and between
          the Company and Kingstreet Tours Limited ..........  Exhibit 10.69(19)
10.70     Amended and Restated Airship Advertising Agreement,
          dated July 8, 1994, by and between the Company and
          Anheuser-Busch Companies. Inc, ....................  Exhibit 10.70(19)
10.71     Aircraft Lease Agreement, dated December 15, 1994,
          by and between the Company and Mastellone Hnos.,
          S.A. ..............................................  Exhibit 10.71(19)
10.72     Airship Operations Agreement, dated December 15,
          1994, by and between Airship Operations (USA), Inc.
          and Mastellone Hnos, S.A. .........................  Exhibit 10.72(19)
10.73     Passenger Airship Agreement. Dated as of January 2,
          1994, by and between the Company and Anheuser-Busch
          Companies, Inc. ...................................  Exhibit 10.73(19)
10.74     Letter Agreement Modification, dated January 11,
          1994, by and between the Company and ORIX USA
          Corporation .......................................  Exhibit 10.74(19)
10.75     Amendment to Lease, dated May 12, 1994, by and
          between the Company and ORIX USA Corporation ......  Exhibit 10.75(19)
10.76     Collateral and Security Agreement, dated as of May
          10, 1994, by and between the Company and ORIX USA
          Corporation .......................................  Exhibit 10.76(19)



10.77     Aircraft Collateral Funding Repayment Agreement,
          dated as of November 16, 1994, by and between the
          Company and Allstate Financial Corporation ........  Exhibit 10.77(19)
10.78     Guaranty, dated December 6, 1994, of Louis J.
          Pearlman ..........................................  Exhibit 10.78(19)
10.79     Guaranty, dated December 6, 1994, of
          Trans-Continental Airlines. Inc. ..................  Exhibit 10.79(19)
10.80     Aircraft Lease Agreement, dated as of May 31, 1995,
          by and between Trans Continental Leasing, Inc. as
          Lessor and the Company, as Lessee .................  Exhibit10.80(19)
10.81     Full Warranty Bill of Sale, dated as of May 31,
          1994, by the Company to Trans Continental Leasing,
          Inc. ..............................................  Exhibit 10.81(19)
10.82     Credit Agreement, dated November 30, 1995, by and
          between the Company and Senstar Capital
          Corporation .......................................  Exhibit 10.82(19)
10.83     Term Note, dated November 30, 1995, of the Company
          to Senstar Capital Corporation ....................  Exhibit 10.83(19)
10.84     Aircraft Mortgage and Security Agreement, dated
          November 30, 1995, by and between the Company and
          Senstar Capital Corporation .......................  Exhibit 10.84(19)
10.85     Assignment of Contract Rights, dated November 30,
          1995, by and between the Company and Senstar
          Capital Corporation ...............................  Exhibit 10.85(19)
10.86     Agreement of Guaranty and Suretyship, dated November
          30, 1995, by and between Trans Continental Airlines
          and Senstar Capital Corporation ...................  Exhibit 10.86(19)
10.87     Release and Settlement Agreement, dated September
          20, 1993, by and between the Company and Sequel
          Capital Corporation and Louis J. Pearlman .........  Exhibit 10.87(19)
10.88     Promissory Note, dated October 1994, of Louis J.
          Pearlman to Airship Airways, Inc. .................  Exhibit 10.88(19)
10.89     Promissory Note, dated October 26, 1994, of Louis J.
          Pearlman to Airship Airways, Inc. .................  Exhibit 10.89(19)
10.90     Form of Share Subscription Agreement, dated August
          11, 1994, between the Company and _____________ ...  Exhibit 10.90(19)
10.91     List of Purchasers in the 1994 Private Placement ..  Exhibit 10.91(19)
10.92     Secured Promissory Note, dated October 26, 1994, of
          Airship Airways, Inc. to the Company ..............  Exhibit 10.92(19)
10.93     Option Agreement, dated as of August 11, 1994,
          between the Company and Louis J. Pearlman .........  Exhibit 10.93(19)
10.94     Airship International Ltd. Employee Share Purchase
          Plan ..............................................  Exhibit 1(18)
10.95     Amended and Restated Lease Agreement, dated June 2,
          1995, between Orix USA Corporation. and
          The Company .......................................  Exhibit 10.95(21)
11.1      Statement re: Computation of Per Share Earnings ...  *
16.1      Letter of Wiss & Co. dated June 22, 1993 ..........  Exhibit 16.1(14)
16.2      Letter of Grant Thornton dated July 7, 1997 .......  Exhibit 16(16)
16.3      Letter of Grant Thornton dated July 22, 1997 ......  Exhibit 16(17)
21.1      List of Subsidiaries ..............................  Exhibit 21.1(19)
27.1      Financial Data Schedule ...........................  *

                               21

--------

      * Filed herewith.

(1) The Company's Registration Statement on Form S-18 Registration No. 2.96334 NY as filed with the Securities and Exchange Commission (the "SEC") on March 9, 1985.
(2) The Company's Registration Statement on Form S-1 Registration No. 33-7830, as filed with the SEC on August 7, 1986.
(3) The Company's Annual Report on Form 10-K for fiscal year ended December 31, 1988. (4) The Company's Annual Report on Form 10-K for fiscal year ended December 31, 1991.
(5) The Company's Registration Statement on Form S-2, Registration No. 33-32619, as filed with the SEC on December 18, 1989.
(6) The Company's Post-effective Amendment No. 1 on Form S-3 to Form S-2, Registration No. 33-38076, as filed with the SEC on May 14, 1992.
(7) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
(8)  The Company's Report on Form 8 dated August 14, 1991.
(9)  The Company's Report on Form 8-K dated February 27, 1990.
(10) The Company's Registration Statement on Form S-2, Registration No. 33038076, as filed with the SEC on December 5, 1990.
(11) The Company's Registration Statement on Form S-1, Registration No. 33-56382, as filed with the SEC on February 16, 1993.
(12) The Company's Registration Statement on Form 8-A. as filed with SEC on March 16, 1993.
(13) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(14) The Company's Report on Form 8-K dated July 9, 1993.
(15) The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(16) The Company's Report on Form 8-K, as filed with the SEC on July 11, 1997.
(17) The Company's Report on Form 8-K/A, as filed with the SEC on July 22, 1997.
(18) The Company's Proxy Statement, as filed with the SEC on March 20, 1995.
(19) The Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(20) The Company's Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 1998.
(21) The Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      (b) The following Current Reports on Form 8-K were filed by the Company during the last quarter of 1998:

      On November 12, 1998, the Company filed a report on Form 8-K disclosing that its name had been changed to "Entertainment International, Ltd."

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 1999.

                              ENTERTAINMENT INTERNATIONAL LTD.

                              By:  /s/ Louis J. Pearlman
                                  -------------------------------
                                    Louis J. Pearlman,
                                    Chairman, President
                                      and Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


    Signature                           Title                            Date
    ---------                           -----                            ----
/s/ Louis J. Pearlman         Chairman of the Board and           April 15, 1999
------------------------      Chief Executive Officer
    Louis J. Pearlman         (Principal Executive and
                              Financial Officer) and Director
/s/ Alan A. Siegal
------------------------
    Alan A. Siegel            and Director                        April 15, 1999

/s/ James J. Ryan             Director                            April 15, 1999
------------------------
    James J. Ryan

                                       23

                   Index to Consolidated Financial Statements

                                                                    Page

A. Report of Independent Certified Public Accountant                 F-1

B. Balance Sheets as of December 31, 1998 and 1997                   F-2

C. Statements of Operations for the years ended December 31,
   1998, 1997, and 1996                                              F-3

D. Statements of Changes in Stockholders' Deficit for the
   Years ended December 31, 1998, 1997, and 1996                     F-4

E. Statements of Cash Flows for the years ended December 31,
   1998, 1997, and 1996                                              F-5

F. Notes to Financial Statements                                  F-6 to F-23


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Entertainment International Ltd.
Orlando, Florida

We have audited the accompanying balance sheets of Entertainment International Ltd. as of December 31, 1998 and 1997, and the related statement of operations, stockholders' deficit, and cash flows for the years ended December 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entertainment International Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the three years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note B to the financial statements, the Company has experienced significant operating losses, an accumulated deficit and negative working capital at December 31, 1998 and 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, with the exception of the effects of applying Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets to be Disposed Of", as described in Note A.

Meeks, Dorman & Company, P.A.
Longwood, Florida
March 31, 1999

                        Entertainment International Ltd.
                                 Balance Sheets
                                  December 31,

                                                             1998            1997
=====================================================================================
                            ASSETS
Airships and Related Equipment:
Airships                                                 $  2,294,000    $  2,294,000
Vehicles                                                      645,000         645,000
Parts and equipment                                           828,000         850,000
Airship components                                          1,606,000       1,606,000
-------------------------------------------------------------------------------------
                                                            5,373,000       5,395,000
Less: Accumulated  depreciation and amortization            1,628,000       1,485,000
-------------------------------------------------------------------------------------
                                                            3,745,000       3,910,000
Cash and cash equivalents                                          --           2,000
Prepaid insurance                                              21,000          22,000
Due from related parties                                      173,000         434,000
Other assets                                                    6,000           6,000
-------------------------------------------------------------------------------------
                                                         $  3,945,000    $  4,374,000
=====================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Accounts payable                                         $    993,000    $  1,525,000
Customer payment on future services                           514,000         514,000
Insurance financing                                            31,000          45,000
Accrued expense and other liabilities                          90,000       5,983,000
Obligations under capital leases                            1,692,000       2,477,000
Notes payable                                                  10,000       4,080,000
Deferred gain on sale of airship, net                         722,000         766,000
Due to stockholders                                           713,000       6,667,000
-------------------------------------------------------------------------------------
Total liabilities                                           4,765,000      22,057,000

Contingencies and commitments
-------------------------------------------------------------------------------------

Stockholders' Deficit:
Preferred stock, $.01 par value:  Authorized -
   -0- and 10,000,000 shares at 1998 and 1997,
   respectively, issued and outstanding -
   -0- shares in 1998 and 2,459,000 in 1997                        --          24,000
Common stock, $.01 par value: Authorized -
   110,000,000 and 80,000,000 shares at 1998 and 1997,
   respectively, issued and outstanding - 55,047,000
   shares in 1998 and 42,523,000 in 1997                      550,000         425,000
Capital in excess of par value - Preferred Stock                   --      14,447,000
Capital in excess of par value - Common Stock              48,369,000      22,066,000
Accumulated deficit                                       (49,739,000)    (54,645,000)
-------------------------------------------------------------------------------------
Total stockholders' deficit                                  (820,000)    (17,683,000)
-------------------------------------------------------------------------------------
                                                         $  3,945,000    $  4,374,000
=====================================================================================

        The accompanying notes are an integral part of these statements.

                        Entertainment International Ltd.
                            Statements of Operations
                        For the Years Ended December 31,

                                                        1998            1997            1996
================================================================================================
Airship Revenue                                     $         --    $         --    $         --
------------------------------------------------------------------------------------------------

Costs and expenses:
     Operating costs                                      70,000         357,000       1,150,000
     Selling, general and administrative expenses        493,000         737,000         689,000
------------------------------------------------------------------------------------------------
                                                         563,000       1,094,000       1,839,000

Loss from operations                                    (563,000)     (1,094,000)     (1,839,000)
------------------------------------------------------------------------------------------------

Other income (expense):
     Gain (loss) on sale of airship components to
        Stockholder                                      (22,000)             --          13,000
     Forgiveness of debt by stockholder                   88,000              --              --
     Realized gain on sale leaseback                      44,000          45,000          44,000
     Loss on insurance settlement                             --              --              --
     Interest expense                                   (542,000)     (1,245,000)       (768,000)
     Interest, royalties and other income                 40,000              --          44,000
------------------------------------------------------------------------------------------------
                                                        (392,000)     (1,200,000)       (667,000)
------------------------------------------------------------------------------------------------

Net loss                                            $   (955,000)   $ (2,294,000)   $ (2,506,000)
================================================================================================

Weighted average number of common shares              46,736,000      42,181,000      40,879,000
------------------------------------------------------------------------------------------------

Net loss applicable to common shares:
     Net loss                                       $   (955,000)   $ (2,294,000)   $ (2,506,000)
     Abolishment of accrued preferred dividends        6,508,000              --              --
     Preferred stock dividend                           (647,000)     (1,551,000)     (1,725,000)
------------------------------------------------------------------------------------------------

Net income (loss) applicable to common shares       $  4,906,000    $ (3,845,000)   $ (4,231,000)
================================================================================================

Net income (loss) per common share                  $        .11    $       (.09)   $       (.10)
================================================================================================

SIGNIFICANT AMOUNTS APPLICABLE TO
      RELATED PARTIES:

Selling, general and administrative:
     Interest expense                               $    334,000    $    437,000    $    293,000

        The accompanying notes are an integral part of these statements.

                        Entertainment International Ltd.
                       Statements of Stockholders' Deficit
                        For the Years Ended December 31,

                                                                                            Capital in Excess of
                                                                                                 Par Value
                                           Preferred Stock            Common Stock       -------------------------
                                           ---------------            ------------        Preferred      Common        Accumulated
                                       Shares       Par Value      Shares     Par Value     Stock         Stock          Deficit
==================================================================================================================================
Balance at December 31, 1995          2,797,000    $  28,000    40,490,000    405,000    14,443,000    $22,086,000    $(46,569,000)

Conversion of preferred stock
      into Common stock                 (85,000)      (1,000)      512,000      5,000         1,000         (5,000)             --
Dividends accrued on preferred
      stock                                  --           --            --         --            --             --      (1,725,000)
Net loss                                     --           --            --         --            --             --      (2,506,000)
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996          2,712,000       27,000    41,002,000    410,000    14,444,000     22,081,000     (50,800,000)

Conversion of preferred stock
      into Common stock                (253,000)      (3,000)    1,521,000     15,000         3,000        (15,000)             --
Dividends accrued on preferred
      stock                                  --           --            --         --            --             --      (1,551,000)
Net loss                                     --           --            --         --            --             --      (2,294,000)

----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997          2,459,000       24,000    42,523,000    425,000    14,447,000     22,066,000     (54,645,000)

Conversion of preferred stock
      into Common stock              (2,459,000)     (24,000)   11,524,000    115,000   (14,447,000)    14,356,000              --
Reimbursement of 1993 stock
       Subscriptions                         --           --            --         --            --        (22,000)             --
Common stock issued to Trans
      Continental for obtaining
      line of Credit                         --           --     1,000,000     10,000            --         32,000              --
Write-off of underwriter
      compensation                           --           --            --         --            --         51,000              --
Capital contributions from
      Stockholders due to
      Extinguishment of debt                 --           --            --         --            --     11,886,000              --
Dividends accrued on preferred
      stock                                  --           --            --         --            --             --        (647,000)
Abolishment of dividends accrued
      on Preferred stock                     --           --            --         --            --             --       6,508,000
Net loss                                     --           --            --         --            --             --        (955,000)
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                 --    $      --    55,047,000   $550,000            --    $48,369,000    $(49,739,000)
==================================================================================================================================

        The accompanying notes are an integral part of these statements.

                                     Entertainment International Ltd.
                                         Statements of Cash Flows
                                     For the Years Ended December 31,

                                                              1998            1997            1996
Cash flows from operating activities
   Net loss                                               $   (955,000)   $ (2,294,000)   $ (2,506,000)
   Adjustments to reconcile net loss to net
      Cash flows used in operating activities:
      Depreciation and amortization                            143,000         219,000         462,000
      Realized gain on sale leaseback                          (44,000)        (45,000)        (44,000)
      Proceeds from issuance of common stock                    92,000              --              --
      Loss (gain)  on disposition of airships and
         related equipment                                      22,000          79,000         (34,000)
      Changes in operating assets and liabilities:
         Prepaid insurance                                       1,000         (22,000)         81,000
         Other assets                                               --           6,000          74,000
         Accounts payable - trade                             (532,000)        (90,000)        (75,000)
         Customer payments on future services                       --         (39,000)             --
         Insurance financing                                   (14,000)          7,000         (66,000)
         Accrued expenses and other liabilities                (32,000)       (104,000)        (27,000)
                                                          --------------------------------------------
            Net cash flows used in operating activities     (1,319,000)     (2,283,000)     (2,135,000)

Cash flows from investing activities:
   Proceeds from sale of airships and related equipment             --              --          88,000
   Acquisition of airships and related equipment                    --              --         (19,000)
   Net change in due from related parties                      261,000        (159,000)        (99,000)
                                                          --------------------------------------------
      Net cash flows provided by (used in) investing
            activities                                         261,000        (159,000)        (30,000)

Cash flows from financing activities:
   Proceeds from issuance of notes payable                          --       4,787,000              --
   Principal payments on capital leases and loans           (1,101,000)     (4,404,000)       (863,000)
   Reimbursement of 1993 stock subscriptions                   (22,000)             --              --
   Changes in loans from stockholders                        2,179,000       2,059,000       3,004,000
                                                          --------------------------------------------
      Net cash flows provided by financing activities        1,056,000       2,442,000       2,141,000
                                                          --------------------------------------------

Net changes in cash and equivalents                             (2,000)             --         (24,000)
Cash and cash equivalents, beginning of year                     2,000           2,000          26,000
                                                          --------------------------------------------

Cash and equivalents, end of year                         $         --    $      2,000    $      2,000
                                                          ============================================

Supplemental information:
   Interest paid                                          $    542,000    $    679,000    $    475,000
                                                          ============    ============    ============
   Non-cash accrual of dividend on preferred stock        $    647,000    $  1,551,000    $  1,725,000
                                                          ============    ============    ============
   Non-cash abolishment of accrued preferred dividends    $  6,508,000    $         --    $         --
                                                          ============    ============    ============
   Non-cash extinguishment of debt due to stockholders    $ 11,886,000    $         --    $         --
                                                          ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        Entertainment International Ltd.
                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - The Company operated lighter-than-air airships, also commonly known as blimps, which were used to advertise and promote the products and services of the Company's clients. The Company has not operated any airships since 1995.

Cash and Equivalents - The Company considers unrestricted short-term, highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition - Airship revenues, when available, are recognized during the period in which services are provided. Whenever significant flight time is owed to a customer, the incremental cost of providing services is accrued. No amounts are accrued at December 31, 1998, 1997 or 1996.

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

      A. Income Taxes - The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes", which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect when these differences are expected to reverse. Valuation allowances are established when appropriate, to reduce deferred tax assets to the amount expected to be realized.

Concentration of Risk - The Company maintains its cash in bank deposit accounts which, rarely, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk related to cash.

Fair Market Value of Financial Instruments - Unless otherwise noted, the fair value of financial instruments approximates book value.

                        Entertainment International Ltd.
                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

Impairment of Long-Lived Assets - The Company follows the provisions of Statement of Financial Accounting Standards 121, "Accounting for the
Impairment of Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard in the fourth quarter of the fiscal year ended December 31, 1994 resulted in an adjustment of $9,634,000 or $0.32 per share to the Company's financial statements. The Company obtained an independent appraisal on its airship components in August 1997, which reflects a range of values from $2,174,000 (on a liquidation sale value) to $5,096,000 (on a market value basis). Based on the fact that the Company had two airships in operation at December 31, 1994, the Company adjusted the carrying value to $3,635,000 or the midpoint of the above range. At December 31, 1995, the Company decided to write down the balance of the airship components to liquidation sale value, which resulted in an additional adjustment of $1,462,000 or $0.04 per share. The Company reviews all of its long-lived assets for impairment in accordance with SFAS 121.

Stock Based Compensation - Effective January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock Based Compensation." ("SFAS 123") As it relates to stock options granted to employees, SFAS 123 permits companies who have not done so already, to either adopt the accounting method promulgated by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", to measure compensation, or to adopt the fair value base method prescribed by SFAS 123. If APB 25's method is followed, pro forma disclosures are required as if SFAS 123 accounting recognition method was adopted. SFAS 123 pertains to stock options granted after December 31, 1995. Management has determined not to adopt SFAS 123's accounting recognition provisions related to stock options granted to employees and, accordingly, will continue following APB 25's accounting provisions. All other provisions of SFAS 123 have been implemented effective January 1, 1996. The implementation of SFAS 123 did not have an effect on the Company's financial statements.

Net Loss Per Common Share - In February 1997, the FASB issued SFAS 128, "Earnings per Share," ("SFAS 128") which is effective for financial statements issued for periods ending after December 15, 1997. This pronouncement establishes standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock or potential common stock. SFAS
128 simplifies the standards for computing EPS and makes them comparable to international EPS standards. Early application of this statement is not permitted. The Company adopted SFAS 128 in the fourth quarter of 1997, as required. Implementation of this FASB did not require any changes to the earnings per share information presented by the Company. The pronouncement requires the presentation of net loss per common share based on the weighted average number of shares outstanding during the periods. SFAS 128 also requires presentation of diluted EPS. When losses have been incurred, warrants and options are not included since the effect would dilute loss per share, however, preferred stock dividends are included in the loss per share calculation. Therefore diluted EPS is not presented for the Company for the years ended December 31, 1997 and 1996 because there were net losses in both years. When net income applicable to common stock is reported, warrants and options are included using the treasury stock method, provided exercise prices are less than the average market price; warrants convertible into common stock are included when such inclusion results in further dilution. The options and warrants outstanding at December 31, 1998 all provided for exercise prices higher than the average market price.

                        Entertainment International Ltd.
                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

New Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which requires recognition of the fair value of derivatives in the statement of financial position, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the nature of the derivative. SFAS 133 will be adopted by the Company in 1999 and is not expected to have a material effect on the consolidated financial statements.

NOTE B - SIGNIFICANT UNCERTAINTIES AND MANAGEMENT'S PLANS TO OVERCOME OPERATING DIFFICULTIES AND MEET CASH REQUIREMENTS

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $49,739,000 at December 31, 1998. During the years ended December 31, 1998, 1997 and 1996, the Company did not generate any revenues from airship operations and it reported net operating losses and negative cash flows from operating activities per each of the three years. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

During 1998, the Company consummated several transactions and initiatives to reduce its stockholders deficit from $17,683,000 at December 31, 1997 to $820,000 at December 31, 1998.

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

In connection with such vote, the stockholders waived their rights to the accrued but undeclared preferred dividends totaling $6,508,000 and the authorized but unissued shares of preferred stock were removed as authorized stock. In addition, the stockholders voted to increase the number of authorized shares of common stock to 110,000,000.

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

                        Entertainment International Ltd.
                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

NOTE B - SIGNIFICANT UNCERTAINTIES AND MANAGEMENT'S PLANS TO OVERCOME OPERATING DIFFICULTIES AND MEET CASH REQUIREMENTS (Continued)

While the Company believes that its plans for additional funding or possible business combination along with the above transactions have the reasonable capability of improving the Company's financial situation and ensuring the continuation of its business, there can be no assurance that the Company will be successful in carrying out its plans and the failure to achieve them could have a material adverse effect on the Company.

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

NOTE C - TRANSACTIONS WITH STOCKHOLDERS, RELATED PARTIES AND OTHERS

Loans from Principal Stockholders - In May 1992, all amounts due to Mr. Pearlman, consisting of 10% notes payable, accrued salaries, bonuses and interest were consolidated into one single loan of $1,845,000. The loan was payable in equal quarterly installments of $135,000 per year including interest at 8 1/2% per annum, and commenced in July 1992. This payment schedule continued until a loan payable to a bank for the SeaWorld airship was paid (with the preferred stock proceeds - see Note H), at which time the loan became payable at the discretion of the Company.

On June 30, 1993, the Company made a $789,000 loan (the "Loan") to an individual who had previously facilitated financing for the Company. Mr. Pearlman has guaranteed repayment of the Loan. The Loan was being repaid by Mr. Pearlman in equal monthly installments of $6,209 per month, including interest at the rate of 8.75%. The remaining unpaid principal balance of the Loan was due on June 30, 1995. It was agreed that the Company's obligation to repay principal and interest on the loan to Mr. Pearlman be reduced to reflect the outstanding balance on this Loan for so long as it was to remain outstanding. Amounts due to

Mr. Pearlman at December 31, 1997 and 1996 totaled $1,238,000 and $1,137,000, respectively, net of unamortized discount.

During the period from December 31, 1995 through 1997, Trans Continental advanced the Company funds that were used for operations in the amount of $4,872,000. The balance owed to Trans Continental accrued interest at the rate of 10% per annum and was due on demand.

On September 30, 1998, the Company signed agreements with Trans Continental and Louis J. Pearlman, the Chairman of the Company and a shareholder, to waive certain amounts owed to them by the Company as of June 10, 1998. These agreements were conditional upon the shareholders passing certain proposals set forth in the Proxy Statement for the Annual Meeting of Shareholders held on June 10, 1998, which were passed.

                        Entertainment International Ltd.
                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

NOTE C - TRANSACTIONS WITH STOCKHOLDERS, RELATED PARTIES and OTHERS -
         (Continued)

In these agreements, Louis J. Pearlman agreed to waive $1,265,000, consisting of $989,000 advanced to the Company for working capital and deferred salary, bonus and other compensation plus $1,065,000 in interest. The principal amount was offset by $789,000 for the repayment by Pearlman to the Company of a loan made by the Company to an unaffiliated third party guaranteed by Pearlman. Trans Continental waived the aggregate amount of $6,868,000 advanced to the Company for making lease payments and working capital, consisting of $6,181,000 in principal and $687,000 in interest. The extinguishment of debt by Pearlman and Trans Continental was recorded as an addition to capital in excess of par value because they are all shareholders.

On July 29, 1998, the Company issued 1,000,000 shares of common stock to Trans Continental Airlines, Inc. ("Trans Continental"), a shareholder of the Company, in exchange for extending the Company a $150,000 line of credit. Since June 10, 1998, Trans Continental has advanced the Company a total of $695,000 through December 31, 1998. There can be no assurance that Trans Continental will make additional loans, cash advances, and guarantees on an ongoing basis.

Personal Guarantees - Mr. Pearlman and Trans Continental have guaranteed all capital leases and loans of the Company (see Note E).

Transactions with Stockholder and His Affiliate - Mr. Julian Benscher ("Mr. Benscher") beneficially owns less than 5.0% of the common stock of the Company at December 31, 1998. The Company and Mr. Benscher continue to engage in business transactions in which the Company provides Mr. Benscher with the use of an airship, along with certain related components and equipment, and Mr. Benscher pays the costs relating to the operation of the airship.

Rental Arrangement and Travel Agency Service - Trans Continental serves as the Company's travel agent for substantially all of its travel arrangements and the Company is its principal customer. In the opinion of management, the terms and prices received from the corporation are similar to those available from other travel agencies. During 1998, 1997 and 1996, the Company utilized the travel agency services for reservations, while primarily paying certain costs directly to the provider.

Warrants - Reference should be made to Note H for warrants issued in connection with certain of the above transactions.

NOTE D - INCOME TAXES

At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $44,060,000 available as offsets against future taxable income. During 1991, the Company experienced changes in the Company's ownership as defined in Section 382 of the Internal Revenue Code ("IRC"). The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes. Operating losses incurred after the ownership change are not limited. As a result, approximately $29,649,000 of the operating losses, which occurred after the ownership change are not limited. The operating losses incurred prior to the ownership change are limited to a specified dollar amount each year. The net operating loss carryforwards expire during the years 2000 to 2014. The Company also has unused investment tax credits of $140,000 which expire principally in the year 2000.

                        Entertainment International Ltd.
                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

NOTE D - INCOME TAXES (Continued)

The tax effect of temporary differences that give rise to significant positions of the deferred tax assets and deferred tax liabilities, consists of the following at December 31:

                                                      1998             1997
===============================================================================
Deferred tax assets
   Net operating loss                             $ 14,980,000     $ 14,677,000
   Investment tax credits                              140,000          140,000
   Airships and related equipment                           --               --
   Accrued interest on stockholder loans                    --          542,000
-------------------------------------------------------------------------------
                                                    15,120,000       15,359,000
   Less: Valuation allowance                        14,723,000       14,962,000
-------------------------------------------------------------------------------
Deferred tax liabilities:
   Airships and related equipment                     (397,000)        (397,000)
-------------------------------------------------------------------------------
                                                      (397,000)        (397,000)
-------------------------------------------------------------------------------
Net deferred tax asset                            $         --     $         --
===============================================================================

The net change in the valuation allowance was approximately $239,000 relating to net operating losses from 1998.

NOTE E - CAPITAL LEASES AND LOANS PAYABLE

Capital Leases - In October 1989, the Company purchased a new Skyship 600 Series airship (the "MetLife airship") from Airship UK. The MetLife airship and related equipment were financed primarily by net proceeds of $6,200,000 from a capital lease obtained through ORIX Commercial Credit Corp. ("ORIX"). The capital lease initially required monthly payments of $135,000 through November 1992. In December 1992, the lease was renewed for an additional three-year term at monthly payments of $121,000. At the end of the additional three year term the Company had the option to purchase this airship for $1,000,000 or renew the lease for another three year term at monthly payments of $35,000. At the completion of the third lease term, title is to be transferred to the Company upon payment of $1. On January 11, 1994 the Company renegotiated the lease to reduce the $121,000 payments. Even after the payment modifications the Company was unable to make the payments and went into default. Effective June 2, 1995, the lease was renegotiated calling for payments of principle only of $20,000 for twelve months. At the end of the initial twelve-month period, the Company began to make principle and interest payments at the rate of prime plus 1% of $40,000 for the next six months, followed by payments of $60,000 for the next six months and finally payments equaling the higher of $80,000 or 50% of the annual cash flows for the fiscal year immediately prior to the commencement of each applicable twelve-month period for the remaining term of the lease until the lease is fully amortized or a larger payment is made based upon the annual cash flow of the year. Based upon the revised payment schedule, the payments are not sufficient to cover the interest expense. The balance under this capital lease amounted to $1,692,000 and $2,477,000 at December 31, 1998 and 1997,
respectively.

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

                        Entertainment International Ltd.
                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

NOTE E - CAPITAL LEASES AND LOANS PAYABLE (Continued)

The following is a schedule by year of future minimum lease payments pursuant to the capital leases together with the present value of the net minimum lease payments as of December 31, 1998:

                  1999                                                $  960,000
                  2000                                                   960,000
                  Thereafter                                              28,000
                                                                      ----------
                     Total minimum lease payments                      1,948,000
                     Less amount representing interest                   256,000
                                                                      ----------
                  Present value of net minimum lease payments         $1,692,000
                                                                      ==========

WDL Lease - Pursuant to an agreement effective May 16, 1993 (the "WDL Lease"), the Company leased from Westdeutsche Luftwerbung Theodor Wullenkemper GMBH ("Westdeutsche") a used type WDL airship equipped with a NightSign (TM) system. The Company entered into the WDL Lease to procure an airship to fulfill its obligations under the Gulf Oil Contract when it became apparent that the proposed acquisition of the assets of Slingsby could not be completed in time to fulfill the Company's obligations. The Company began operating this airship as the Gulf Oil Airship on June 25, 1993. On September 11, 1994, the Gulf Oil Airship was damaged in an accident and its operations ended. As a result of the damage to the Gulf Oil Airship, the Company sustained a loss of $1,978,000, representing the cost of the airship less insurance proceeds and credits allowed, including salvage value, when the airship was returned to WDL in September 1994. At December 31, 1994, the Company owed WDL a total of $2,866,000 under the WDL Lease, including the $1,978,000 described above plus lease and other operating costs through September 11, 1994. Pursuant to the WDL Lease, the Company maintained a security deposit in a cash account (the "Cash Escrow Account") with Trans Continental. As of December 31, 1994, the Company had on deposit in the Cash Escrow Account $1,800,000. During March 1995, the Company paid the full balance of the Cash Escrow Account to WDL to reduce its liability to WDL to $1,000,000. Pursuant to the WDL Lease, Trans Continental collateralized the advances with a certificate of deposit in the amount of $2,500,000. The Company is currently indebted to WDL in the approximate amount of $801,000.

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

On June 22, 1995, the Allstate loan was repaid when Transcontinental Leasing, Inc. ("TC Leasing"), a wholly-owned subsidiary of Trans Continental, entered into a sale-leaseback agreement with the Company. TC Leasing obtained financing for this transaction from Phoenixcor, Inc. Pursuant to the Allstate transaction, the Bud One Airship was sold by the Company to TC Leasing for the purchase price of $2,060,000, which in turn was leased back to the Company. In accordance with SFAS No. 98 "Accounting for Leases," any gain on the sale is deferred and amortized in proportion to the amortization of the leased asset. The resulting gain of $873,000 was capitalized as part of the airship cost and is being amortized over 20 years equal to the corresponding increased depreciation.

                        Entertainment International Ltd.
                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

NOTE E - CAPITAL LEASES AND LOANS PAYABLE (Continued)

On November 30, 1995, the Company entered into an arrangement with Senstar Capital Corporation ("Senstar") pursuant to which the sale-leaseback arrangement with TC Leasing was reversed. The Company borrowed a total of $3,500,000 from Senstar, part of which was used to repay the loan from Phoenixcor, Inc., the lender for TC Leasing's transaction. The loan from Senstar was repayable over 5 years in sixty monthly payments of approximately $63,000 each, with a balance due at the end of the five year term of approximately $700,000, and secured by a lien on the Airship and is guaranteed by Trans Continental. The balance due under this loan amounted to $3,004,000 at December 31, 1996.

TC Leasing entered into a loan agreement, dated December 30, 1996, with Norwest Equipment Finance, Inc. ("Norwest") on behalf of the Company. The proceeds of the loan were used to repay the Senstar loan which had a balance due of approximately $3,003,000 at the time of repayment, and to provide working capital to the Company. The Company has made the payments required under the Norwest loan directly to Norwest. Such payments amounted to approximately $648,000 during 1997. TC Leasing is the obligor under the Norwest loan and the Company owes to TC Leasing with respect to the Norwest loan the aggregate amount of approximately $4,090,000, consisting of $4,060,000 of principal and approximately $30,000 of interest.

On September 30, 1998, the Company signed an agreement with Transcontinental Leasing, Inc. (a wholly owned subsidiary of Trans Continental) to waive this loan balance payable to them as of June 10, 1998. This agreement was conditional upon the shareholders passing certain proposals set forth in the Proxy Statement for the Annual Meeting of Shareholders held on June 10, 1998, which were passed. Trans Continental Leasing, Inc. waived $3,753,000, consisting of $3,717,000 in principle and $36,000 in interest. This extinguishment of debt was recorded as an addition to capital in areas of par value because they are indirect shareholders.

Other Long-Term Debt - The Company has other long-term debt in the amount of $10,000 and $12,000 at December 31, 1998 and 1997, respectively. These loans mature through December 31, 2001 at various annual interest rates.

Entertainment International Ltd.

                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

NOTE F - LEGAL PROCEEDINGS

Capital Funding Group Ltd. - In February 1992, Capital Funding Group Ltd. ("CFG") commenced an action against the Company and others seeking in excess of $1,000,000 in damages based on the alleged failure by the Company to provide adequate collateral and security in connection with certain alleged financial agreements with CFG. The Company retained CFG in July 1991, paid a commitment fee (which was written off in 1991) and received a commitment from CFG which then failed to provide the funding. The Company and the other defendants answered the complaint in February 1992 by denying all of the substantive allegations and asserting several affirmative defenses. In addition, the Company asserted certain counterclaims against CFG and its two principals for breach of a commitment letter pursuant to which CFG was to arrange for a $9 million loan to the Company, breach of a compromise agreement accepted by CFG in January 1992, pursuant to which CFG was to provide funding to the Company in the amount of $7 million, breach of an escrow agreement, pursuant to which CFG was to return $200,000 of the commitment fee paid by the Company and various other counterclaims. In March 1993, the Company was awarded a default judgment of $8,000,000 against CFG. No balances have been returned to the Company as of December 31, 1988.

Tenerten and Drake, Inc. - On September 15, 1994, Tenerten and Drake, Inc. ("TDI") filed a complaint against the Company. The complaint alleges that the Company failed to pay certain sums of money due to TDI under an agreement to perform advertising and related services for the Company. The Company filed its answer and raised its affirmative defenses to said complaint alleging that the services allegedly performed by TDI were defective in numerous respects. A final judgment was entered against the Company on July 20, 1995 in the amount of $24,000, which has been subsequently paid. The Company has since settled all remaining claims instituted by TDI by agreeing to the release of the cash bond to TDI and by paying to TDI the additional sum of $4,100 for legal fees.

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

NOTE G - STOCKHOLDERS' EQUITY

Preferred Stock - In February 1993, the Company completed a public offering ("the Offering") of 2,875,000 shares of its Class A 8% Cumulative Convertible Voting Preferred Stock ("Preferred Stock") at $6.00 per share.

Each share of Preferred Stock was convertible, at any time after the earlier of February 16, 1994 or a date determined by the underwriters at their sole discretion (which date was not to be prior to April 19, 1993), into 6 shares of common stock, subject to future adjustment. Dividends on the Preferred Stock were payable quarterly and the first four dividends were paid, on an annualized basis, 50% in cash and 50% in shares of the Company's common stock. The Preferred Stock accrued dividends at the annual rate of $.60 per share for dividends paid in shares of common stock, and $.48 per share for dividends paid in cash. If available cash was not sufficient to pay any or all of the subsequent dividend payments, the balance of the dividend would have been paid in shares of the common stock. The Company had total accrued dividends on Preferred Stock in the amount of $5,864,000 at December 31, 1997.

                        Entertainment International Ltd.
                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

NOTE G - STOCKHOLDERS' EQUITY (Continued)

The Preferred Stock became redeemable at the option of the Company, in whole or in part, at $6.60, together with all accrued and unpaid dividends, at any time after February 16, 1996. The liquidation preference of the Preferred Stock was $6.00 per share.

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

The Company accrued $646,000 in dividends from January 1, 1998 through June 10, 1998 which brought the total dividends waived to $5,608,000.

Warrants and Options - Outstanding warrants and options at December 31, 1998, all of which are currently exercisable, after giving effect to adjustments through such date for anti-dilution provisions and exercisable price reductions are as follows:

                                                          Exercise
                                            Shares          Price        Expiration
                                           Issuable       Per Share         Date
=====================================================================================
Warrants:
 Issued to Company President in May
   1992 in consideration of restructuring
   terms of loans due, extended from
   May 1997                                2,000,000        $0.10         May 1999

Options:
 Issued in connection with public
   offering in 1991:                                                        Through
     Officers and others in 1989 and 1991    715,000   $0.01 to $1.28    October 2001
=====================================================================================

                        Entertainment International Ltd.
                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

NOTE G - STOCKHOLDERS' EQUITY (Continued)

Employee Share Purchase Plan - The Company has an employee purchase option plan (the "Plan") for employees of the Company and any present or future "subsidiary corporations." The Company intends the Plan to be an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan was effective November 1, 1994. All employees are eligible to participate in the Plan, except that the Company's appointed committee may exclude any or all of the following groups of employees from any offering: (i) employees who have been employed for less than 2 years; (ii) employees whose customary employment is 20 hours or less per week; (iii) employees whose customary employment is not more that 5 months in any calendar year; and (iv) highly compensated employees within the meaning of Code Section 414(q). The shares issuable under the Plan shall be common shares of the Company subject to certain restrictions up to a maximum of 1,000,000 shares. The committee shall determine the length of each offering but no offering may exceed 27 months. The option price for options granted in each offering may not be less than the less of (i) 85% of the fair value of the shares on the day of the offering, or (ii) 85% of the fair market value of the shares at the time the option is exercised.

                        Entertainment International Ltd.
                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

NOTE H - EMPLOYEE SAVINGS PLAN

The Company has an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit of 15% of the employee's salary. The Company matches 25% of each employee's contributions for 1993, depending on length of service, up to a maximum of 6% of the employee's earnings.

                        Entertainment International Ltd.
                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

NOTE I - UNCERTAINTIES

Year 2000

The Year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. Aside from the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year and in many organizations using older technology, dates were used for special programmatic functions.

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