Form 10-K/A
period 1998-12-31
ENTERTAINMENT INTERNATIONAL LTD
filed 1999-05-06
CIK 764587

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-K/A

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 13, 1999 was $6,196,400 using the closing bid price of $.14 on April 13, 1999.

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

      Since 1995, the Company generally has had no operations and no opportunity to commence operations in the airship industry in which it had conducted its business operations. As a result, the Company has experienced significant losses and negative cash flow since 1995 and has been funded by affiliated entities. The Company's strategy for the future is to acquire new business operations or merge (through a direct, indirect, reverse or other form of merger) with an entity that has ongoing business operations.

      In connection with this strategy, the Company changed its name in October 1998 to "Entertainment International, Ltd." to reflect the new direction for the Company's operations, which the Company currently believes will involve the entertainment industry or a media/Internet-based business. Although the Company is involved in several preliminary discussions with several companies in the entertainment industry, as of the date hereof, the Company has no agreements with any third party to effect any such acquisition or merger, and no assurances can be given that any such acquisition or merger will in fact be effected in the future or that any such transaction will involve an entity in either of these industries. As noted in the auditor's report, there exists substantial doubt that the Company has the ability to continue as a going concern.

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

      The Company stores various spare parts for its existing airships at a warehouse located in Kissimmee, Florida which is leased by Airship Operations, Inc., an unaffiliated company, and intends to do so for the foreseeable future. The Company does not pay rent for such storage, but permits Airship Operations, Inc. to use its airship parts (including one operational gondola) on a lease-free basis.


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

Common Stock

Year            Period                                   Bid Information
----            ------                                   ---------------
                                                      High              Low
                                                      ----              ---
1997            1st Quarter                           $.175            $ .08
                2nd Quarter                           $.175            $ .09
                3rd Quarter                           $.115            $.075
                4th Quarter                           $.078            $.035

1998            1st Quarter                           $.0475           $.02
                2nd Quarter                           $.087            $.044
                3rd Quarter                           $.08             $.06
                4th Quarter                           $0.26            $.0

1999            1st Quarter (through
                March 31, 1999)                       $.39             $.09

Preferred Stock

Year            Period                                   Bid Information
----            ------                                   ---------------
                                                      High              Low
                                                      ----              ---
1997            1st Quarter                          $1.125            $ .51
                2nd Quarter                          $1.094            $.531
                3rd Quarter                          $ .594            $ .38
                4th Quarter                          $ .406            $ .26

Year            Period                                   Bid Information
----            ------                                   ---------------
                                                      High              Low
                                                      ----              ---
1998            1st Quarter                          $.375            $.21875
                2nd Quarter (through                 $  .5            $   .25
                June 10, 1998)

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

Operating Statement Data:


                           1998        1997           1996           1995           1994
                           ----        ----           ----           ----           ----
Gross Revenues ........   $   --      $        --    $        --    $ 2,620,000    $  3,980,000
Net loss ..............   $(955,000)  $(2,294,000)   $(2,506,000)   $(4,867,000)   $(20,635,000)
Net earnings (loss) per
share .................     $.11        $(.09)            $(0.10)        $(0.18)         $(0.74)

Balance Sheet Data:

                                                         At December 31,
                                                         ---------------

                                       1998            1997            1996            1995              1994
                                       ----            ----            ----            ----              ----
Total Assets ...................   $  3,945,000    $  4,374,000    $  4,496,000    $  5,073,000    $  9,819,000
Long-Term Obligations ..........   $     10,000    $  4,080,000    $  3,016,000    $  3,348,000    $  3,258,000
Obligations under capital lease    $  1,692,000    $  2,477,000    $  3,158,000    $  3,689,000    $ (3,258,000)
Total Liabilities ..............   $  4,765,000    $ 22,057,000    $ 14,680,000    $ 14,680,000    $ 13,070,000
Stockholders' deficit ..........   $   (820,000)   $(17,683,000)   $ (9,607,000)   $ (9,607,000)   $ (3,251,000)

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

      Since 1995, the Company generally has had no operations and no opportunity to commence operations in the airship industry in which it had conducted its business operations. As a result, the Company has experienced significant losses and negative cash flow since 1995 and has been funded by affiliated entities. The Company's strategy for the future is to acquire new business operations or merge (through a direct, indirect, reverse or other form of merger) with an entity that has ongoing business operations.

      In connection with this strategy, the Company changed its name in October 1998 to "Entertainment International, Ltd." to reflect the new direction for the Company's operations, which the Company currently believes will involve the entertainment industry or a media/Internet-based business. Although the Company is involved in several preliminary discussions with several companies in the entertainment industry, as of the date hereof, the Company has no agreements with any third party to effect any such acquisition or merger, and no assurances can be given that any such acquisition or merger will in fact be effected in the future or that any such transaction will involve an entity in either of these industries. As noted in the auditor's report, there exists substantial doubt that the Company has the ability to continue as a going concern.

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

Year Ended December 31, 1998, as compared to Year Ended December 31, 1997

      Overall Financial Situation. The Company had a stockholder's deficit at December 31, 1998 in the amount of $820,000, a decrease of $16,863,000 from the stockholders' deficit at December 31, 1997 of $17,683,000. This decrease is primarily due to the accrual of dividends on the outstanding shares of preferred stock in the amount of $647,000 and a net loss for 1998 of $955,000, offset by capital contributions of $11,886,000 received from stockholders in the form of an extinguishment of debt and the abolishment of dividends accrued on preferred stock in the amount of $6,508,000 (See Note B in Financial Statements). The Company did not have revenues during 1998 or 1997. As was expected, operating costs were substantially lower in 1998 than in 1997 by approximately $287,000 or 80%. In addition, selling general and administrative expenses decreased significantly from 1997 by $244,000 or 33%, resulting in a loss from operations of $563,000 for 1998. Interest expense decreased by more than $703,000 or 57% for 1998 from 1997 due to the waiver of debt from related parties.

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

      Interest expense. Interest expense for 1998 was $542,000, a decrease of $703,000 or 57% from interest expense of $1,245,000 in 1997. This decrease was due to the decrease in debt to Trans Continental Leasing, Inc. ("TC Leasing") and advances from Trans Continental Airlines, Inc. ("Trans Continental").

Year Ended December 31, 1997, as compared to Year Ended December 31, 1996

      Overall Financial Situation. The Company had a stockholder's deficit at December 31, 1997 in the amount of $17,683,000, an increase of $3,845,000 from a stockholders' deficit at December 31, 1996 of $13,838,000. This increase was primarily due to the accrual of dividends on the outstanding shares of preferred stock in the amount of $1,551,000 and a net loss for 1997 of $2,294,000. The

Company did not have revenues during 1997 or 1996. As was expected, operating costs were substantially lower in 1997 than in 1996 by approximately $793,000 or 9%, while selling general and administrative expenses increased slightly from 1996 by $48,000 or 7%, resulting in a loss from operations of $1,094,000 for 1997. Interest expense increased by more than $470,000 or 61% for 1997 from 1996.

      Results of Operations. The Company did not have any revenues from operations during 1997 or 1996.

      Operating costs for 1997 were $357,000, a decrease of $793,000 or 69% compared to operating costs of $1,150,000 for 1996. The primary reason that operating expenses decreased from 1996 is a result of the substantial reduction of the utilization of the Company's airship components. Operating costs primarily relate to usage of the Company's one operational gondola and the utilization of the support vehicles.

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

Liquidity And Capital Resources

      As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $ 820,000 at December 31, 1998. During the years ended December 31, 1998, 1997 and 1996, the Company did not generate any revenues from airship operations. The Company also reported net losses of $955,000, $2,294,000 and $2,506,000 for the years ended December 31, 1998, 1997 and 1996, respectively and had working capital deficiencies of $3,047,000 and $15,992,000 at 1998 and 1997, respectively. The Company's auditor noted in its report in each year that these conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                                                            YEAR ENDED DECEMBER 31
                                                            ----------------------
                                                              1998           1997
                                                              ----           ----
Net cash used in operating activities                     $(1,319,000)   $(2,283,000)
Net cash provided by (used in) investing activities           261,000       (159,000)
Net cash provided by financing activities                   1,056,000      2,442,000
Net increase (decrease) in cash and
      cash equivalents                                    $    (2,000)   $       -0-

      During 1998, the Company's operations used $1,319,000 compared to using approximately $2,283,000 during 1997. This decrease in cash used by operations was primarily attributable to the reduction in accounts payable during 1998 from 1997 and an increase in accrued interest for 1998 over 1997.

      Cash was provided by investing activities in the amount of $261,000 and used by investing activities in the amount of $159,000 in 1998 and 1997, respectively for working capital loans to certain related parties. See "Certain Relationships and Related Transactions."

      Cash was provided by financing activities in the amount of $1,056,000 and $2,442,000 in 1998 and 1997, respectively. Cash provided by financing activities in 1998 and 1997 was primarily from the working capital financing provided by Trans Continental. Also in 1997, the Company obtained additional financing from TC Leasing in the amount of $4,709,000. This financing was obtained by TC Leasing from Norwest Equipment Finance, Inc. The Company used these funds to repay debt owed to Senstar Capital Corporation in the amount of $3,003,000 and for working capital.

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

Year 2000

      The Company has conducted a comprehensive review of its computer systems to identify systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations if not appropriately addressed. The Company presently believes that, with modifications to existing software and by converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. Because the Company has had no significant operations, management believes that the impact of the Year 2000 issue on the Company would not be material. Accordingly, management has elected not to evaluate the costs to address the Year 2000 issue at this time. In addition, management has decided not to create a contingency plan to deal with the Year 2000 problem.

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

      Louis J. Pearlman has been Chairman of the Board, President, Chief Executive and Operating Officer and Treasurer of the Company, and a Director of the Company, since June 1982. Since November 1976, Mr. Pearlman has been President and Chief Operating Officer, a director and a 21% shareholder of Trans Continental Airlines, Inc. ("Trans Continental"). Mr. Pearlman currently devotes approximately 75% of his time to the affairs of Trans Continental and the remainder of his time to the affairs of the Company. See "Certain Relationships and Related Transactions."

      Alan A. Siegel has been Secretary of the Company since October 1989 and a director of the Company since December 1991. From 1985 to 1989, Mr. Siegel was Senior Account Manager of the Company and since 1989 has served as the Company's General Manager. Mr. Siegel has also been Senior Account Manager for Trans Continental since 1986. Mr. Siegel currently devotes approximately 75% of his time to the affairs of Trans Continental and the remainder of his time to the affairs of the Company. See "Certain Relationships and Related Transactions."

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company, and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 1998 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis, other than (i) Louis J. Pearlman who failed to timely file a Form 4 with respect to 1,000,000 shares of Common Stock issued in July 1998 to Trans Continental for consideration of Trans Continental extending to the Company a line of credit of $150,000 (Mr. Pearlman was required to file the form 4 since he is the Chairman, a director and 21% shareholder of Trans Continental and not for stock issued by the Company to him); and (ii) Mr. Alan Siegel, who failed to timely file a Form 4 with respect to 1,000,000 shares of Common Stock issued to him in January 1999 in consideration for services rendered and the waiver and deduction of salary payable by the Company to Mr. Siegel during the period from 1995 through 1998.

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

      The Company entered into an employment agreement as of December 31, 1992 with Alan A. Siegel. Mr. Siegel's agreement expired on January 1, 1998. Mr. Siegel's agreement provided for an annual salary of $75,000 for the first year of the agreement and for annual increases thereafter in an amount equal to the greater of 5% of his previous year's salary or the increase, if any, in the Consumer Price Index for All Urban Consumers, Central Florida 1967/100. The agreement also provided for an annual bonus payable to Mr. Siegel in an amount equal to 1 1/2% of the Company's net after-tax profits for such fiscal year plus an amount determined in the discretion of the Board. The Company has not entered into a new employment agreement with Mr. Siegel. The Board of Directors determines Mr. Siegel's compensation. Mr. Siegel is a member of the Board of Directors, and together with Mr. Pearlman constitutes a majority of the Board.

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


Name and Address                             Number of Shares   Percent of Class
----------------                             ----------------   ----------------
Louis J. Pearlman(1)(2)(5)..................    12,469,153          20.8%
Alan A. Siegel(1)(3)........................     1,051,130           1.8%
James J. Ryan(4)............................        30,000              *
Trans Continental Airlines, Inc.(5).........     4,666,862           8.1%
All officers and directors as a group
(3 persons)...............................      13,550,283          22.6%

----------
*     Less than 1%.

(1) The business address of each person is c/o Entertainment International Ltd., 7380 Sand Lake Road, Suite 350, Orlando, Florida 32819.

(2) Represents: (i) 5,802,291 shares of the Company's common stock; (ii) warrants exercisable for 2,000,000 shares of the Company's Common Stock; and
(iii) 4,666,862 shares of the Company's common stock owned of record by Trans Continental Airlines, Inc. ("Trans Continental"). Mr. Pearlman is the President and Chief Operating Officer, a director and an approximately 21% owner of the issued and outstanding shares of Trans Continental.

(3) Includes options to purchase 50,000 shares of the Company's common stock.

(4) Mr. Ryan's business address is c/o Sedgewick Aviation North America, 3 Becker Farm Road, Roseland, New Jersey.

(5) Represents: (i) 3,666,862 shares of common stock issued to Trans Continental in consideration for its guaranty of certain loans to the Company; and (ii) 1,000,000 shares of common stock issued to Trans Continental for entering into a line of credit of $150,000 with the Company in July 1998. The 3,666,862 shares of common stock were granted to Trans Continental in consideration for its guaranty of the Company's obligations under the loans with Allstate Financial Corporation, Phoenixcor, Inc. Senstar Capital Corporation, the Argentina Lease Agreement and the Argentina Operations Agreement with Mastellone Hnos, S.A., and a corporate credit card issued for the Company's benefit. See "Certain Relationships and Related Transactions."

Item 13. Certain Relationships and Related Transactions

      Since May 7, 1996, the Company has subleased approximately 500 square feet of office space from Trans Continental Airlines, Inc. on a month-to-month basis for monthly rental payments of approximately $770.

      In January 1999, the Company issued to Alan Siegel 1,000,000 shares of the Company's common stock in consideration for services rendered and the waiver and deduction of salary payable by the Company to Mr. Siegel during the period from 1995 through 1998. In addition, the Company issued to Frank Sicoli, Scott Bennett and Frank Vazquez, employees of the Company, 1,000,000, 500,000 and 250,000 shares of the Company's Common Stock, respectively, as compensation in connection with their employment by the Company.

      On July 29, 1998, the Company issued to Trans Continental 1,000,000 shares of the Company's common stock in consideration of Trans Continental granting to the Company a $150,000 line of credit. Mr. Louis J. Pearlman the Company's Chairman and President, and a director of the Company owns 21 % of Trans Continental and is Trans Continental's Chairman of the Board, President and principal shareholder.

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

      Trans Continental serves as the Company's travel agent for substantially all of its travel arrangements and the Company is its principal customer. In the opinion of management, the terms and prices received from Trans Continental are similar to those available from other travel agencies. During 1998, 1997 and 1996, the Company utilized the travel agency services for reservations, while primarily paying certain costs directly to the provider.

      The Company and certain of its affiliates employ common employees. A portion of such employees' salaries and related benefits are allocated to the Company and such affiliated entities based on the approximate amount of time such employee devotes to each of the Company and its affiliates. As of December 31, 1998, the Company's allocated portion of such costs amounted to $173,000.

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

      * Previously filed.

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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 1999.

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


    Signature                           Title                            Date
    ---------                           -----                            ----
/s/ Louis J. Pearlman         Chairman of the Board and             May 6, 1999
------------------------      Chief Executive Officer
    Louis J. Pearlman         (Principal Executive and
                              Financial Officer) and Director
/s/ Alan A. Siegal
------------------------
    Alan A. Siegel            Secretary and Director                May 6, 1999

/s/ James J. Ryan             Director                              May 6, 1999
------------------------
    James J. Ryan

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

                        Entertainment International Ltd.
                       Statements of Stockholders' Deficit
                        For the Years Ended December 31,

                                                                                            Capital in Excess of
                                                                                                 Par Value
                                           Preferred Stock            Common Stock       -------------------------
                                           ---------------            ------------        Preferred      Common        Accumulated
                                       Shares       Par Value      Shares     Par Value     Stock         Stock          Deficit
==================================================================================================================================
Balance at December 31, 1995          2,797,000    $  28,000    40,490,000   $405,000   $14,443,000    $22,086,000    $(46,569,000)

Conversion of preferred stock
      into Common stock                 (85,000)      (1,000)      512,000      5,000         1,000         (5,000)             --
Dividends accrued on preferred
      stock                                  --           --            --         --            --             --      (1,725,000)
Net loss                                     --           --            --         --            --             --      (2,506,000)
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996          2,712,000       27,000    41,002,000    410,000    14,444,000     22,081,000     (50,800,000)

Conversion of preferred stock
      into Common stock                (253,000)      (3,000)    1,521,000     15,000         3,000        (15,000)             --
Dividends accrued on preferred
      stock                                  --           --            --         --            --             --      (1,551,000)
Net loss                                     --           --            --         --            --             --      (2,294,000)

----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997          2,459,000       24,000    42,523,000    425,000    14,447,000     22,066,000     (54,645,000)

Conversion of preferred stock
      into Common stock              (2,459,000)     (24,000)   11,524,000    115,000   (14,447,000)    14,356,000              --
Reimbursement of 1993 stock
       Subscriptions                         --           --            --         --            --        (22,000)             --
Common stock issued to Trans
      Continental for obtaining
      line of Credit                         --           --     1,000,000     10,000            --         32,000              --
Write-off of underwriter
      compensation                           --           --            --         --            --         51,000              --
Capital contributions from
      Stockholders due to
      Extinguishment of debt                 --           --            --         --            --     11,886,000              --
Dividends accrued on preferred
      stock                                  --           --            --         --            --             --        (647,000)
Abolishment of dividends accrued
      on Preferred stock                     --           --            --         --            --             --       6,508,000
Net loss                                     --           --            --         --            --             --        (955,000)
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                 --    $      --    55,047,000   $550,000   $        --    $48,369,000    $(49,739,000)
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

Stock Based Compensation - Effective January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock Based Compensation." ("SFAS 123") As it relates to stock options granted to employees, SFAS 123 permits companies who have not done so already, to either adopt the accounting method promulgated by Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees", to measure compensation, or to adopt the fair value base method prescribed by SFAS 123. If APB 25's method is followed, pro forma disclosures are required as if SFAS 123 accounting recognition method was adopted. SFAS 123 pertains to stock options granted after December 31, 1995. Management has determined not to adopt SFAS 123's accounting recognition provisions related to stock options granted to employees and, accordingly, will continue following APB 25's accounting provisions. All other provisions of SFAS 123 have been implemented effective January 1, 1996. The implementation of SFAS 123 did not have an effect on the Company's financial statements.

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

On September 30, 1998, the Company signed agreements with Trans Continental Airlines, Inc. ("Trans Continental"), Trans Continental Leasing, Inc. (a wholly owned subsidiary of Trans Continental) and Louis J. Pearlman, the Chairman of the Company and a shareholder, to waive certain amounts owed to them by the Company as of June 10, 1998. These agreements were conditional upon the shareholders passing certain proposals set forth in the Proxy Statement for the Annual Meeting of Shareholders held on June 10, 1998, which were passed.

In these agreements, Trans Continental Leasing, Inc. waived amounts owed to it by the Company of $3,753,000, consisting of $3,717,000 in principal and $36,000 in interest, for a capitalized lease. Louis J. Pearlman agreed to waive $1,265,000, consisting of $989,000 advanced to the Company for working capital and deferred salary, bonus and other compensation plus $1,065,000 in interest. The principal amount was offset by $789,000 for the repayment by Pearlman to the Company of a loan made by the Company to an unaffiliated third party guaranteed by Pearlman. Trans Continental waived the aggregate amount of $6,868,000 advanced to the Company for making lease payments and working capital, consisting of $6,181,000 in principal and $687,000 in interest. The extinguishment of debt by Pearlman, Trans Continental and Trans Continental Leasing, Inc. was recorded as an addition to capital in excess of par value because they are all shareholders, directly or indirectly.

                        Entertainment International Ltd.
                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

NOTE B - SIGNIFICANT UNCERTAINTIES AND MANAGEMENT'S PLANS TO OVERCOME OPERATING DIFFICULTIES AND MEET CASH REQUIREMENTS (Continued)

While the Company believes that its plans for additional funding or a possible business combination along with the above transactions have the reasonable capability of improving the Company's financial situation and ensuring the continuation of its business, there can be no assurance that the Company will be successful in carrying out its plans and the failure to achieve them could have a material adverse effect on the Company.

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

NOTE C - TRANSACTIONS WITH STOCKHOLDERS, RELATED PARTIES AND OTHERS

Loans from Principal Stockholders - In May 1992, all amounts due to Mr. Pearlman, consisting of 10% notes payable, accrued salaries, bonuses and interest were consolidated into one single loan of $1,845,000. The loan was payable in equal quarterly installments of $135,000 per year including interest at 8 1/2% per annum, and commenced in July 1992. This payment schedule continued until a loan payable to a bank for the SeaWorld airship was paid with the preferred stock proceeds - see Note G, at which time the loan became payable at the discretion of the Company.

On June 30, 1993, the Company made a $789,000 loan (the "Loan") to an individual who had previously facilitated financing for the Company. Mr. Pearlman had guaranteed repayment of the Loan. The Loan was being repaid by Mr. Pearlman in equal monthly installments of $6,209 per month, including interest at the rate of 8.75%. The remaining unpaid principal balance of the Loan was due on June 30, 1995. It was agreed that the Company's obligation to repay principal and interest on the loan to Mr. Pearlman be reduced to reflect the outstanding balance on this Loan for so long as it was to remain outstanding. Amounts due to

Mr. Pearlman at December 31, 1997 and 1996 totaled $1,238,000 and $1,137,000, respectively, net of unamortized discount.

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

                        Entertainment International Ltd.
                          Notes to Financial Statements
                        December 31, 1998, 1997 and 1996

NOTE D - INCOME TAXES (Continued)

The tax effect of temporary differences that give rise to significant positions of the deferred tax assets and deferred tax liabilities, consists of the following at December 31:

                                                      1998             1997
===============================================================================
Deferred tax assets
   Net operating loss                             $ 14,980,000     $ 14,677,000
   Investment tax credits                              140,000          140,000
   Airships and related equipment                           --               --
   Accrued interest on stockholder loans                    --          542,000
-------------------------------------------------------------------------------
                                                    15,120,000       15,359,000
   Less: Valuation allowance                        14,723,000       14,962,000
-------------------------------------------------------------------------------
                                                       397,000          397,000
Deferred tax liabilities:
   Airships and related equipment                     (397,000)        (397,000)
-------------------------------------------------------------------------------
                                                      (397,000)        (397,000)
-------------------------------------------------------------------------------
Net deferred tax asset                            $         --     $         --
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

In connection with the offering, the Company issued to the two representatives of the several underwriters, warrants to purchase an additional 10% of the Preferred Stock sold in the Offering. The Preferred Stock warrants were exercisable for four years commencing February 1994 at an exercise price equal to 165% of the initial offering price of the Preferred Stock, subject to certain anti-dilution provisions.

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

Options:
   Issued to officers and others in
     1989 and 1991 through the Company's                                   Through
     Employee Share Purchase Plan            165,000   $0.01 to $1.28    October 2001
=====================================================================================

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

NOTE J - SUBSEQUENT EVENT

In January 1999, an officer of the company was issued 1,000,000 shares of the company's common stock. This stock was issued in consideration for services rendered and the waiver of $75,000 salary payable, during the period from 1994 through 1998.