Form 10QSB
period 1999-03-31
ENTERTAINMENT INTERNATIONAL LTD
filed 1999-05-20
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                    for Quarterly Period Ended March 31, 1999

                                      -OR-

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities And Exchange Act of 1934
              for the transaction period from _________ to________

                         Commission File Number 0-14646


                        Entertainment International Ltd.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New York                                       06-1113228
--------------------------------         ---------------------------------------
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

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]      No  [ ]

       The number of outstanding shares of the registrant's common stock, par value $.01, as of May 17, 1999 is 67,797,282.

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                         ENTERTAINMENT INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS


                                                   MARCH 31,            DECEMBER 31,
                                                     1999                   1998
                                                   (NOTE 1)              (NOTE 1)
                   ASSETS
Airships and related equipment, net               $ 3,710,000             $ 3,745,000
Cash and cash equivalents                               2,000                       0
Due from related parties                              122,000                 173,000
Prepaid insurance                                      21,000                  21,000
Other assets                                            6,000                   6,000
                                                 ------------             -----------
        Total Assets                             $  3,861,000             $ 3,945,000
                                                 ============             ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
     Accounts payable - trade                      $  989,000              $  993,000
     Customer payments on future services             514,000                 514,000
     Insurance financing                               31,000                  31,000
     Accrued expenses and other liabilities            16,000                  90,000
     Notes  payable                                    10,000                  10,000
     Obligations under capital lease                1,485,000               1,692,000
     Deferred gain on sale of airship                 711,000                 722,000
     Due to stockholders                            1,035,000                 713,000
                                                 ------------             -----------
        Total Liabilities                           4,791,000               4,765,000
                                                 ============             ===========

STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value:
  Authorized -- 110,000,000 shares
  Issued and outstanding -- 57,797,000
        and 55,047,000 shares                         578,000                 550,000
   Capital in excess of par value                  48,527,000              48,369,000
   Accumulated deficit                            (50,035,000)            (49,739,000)
                                                 ------------            ------------
        Total Stockholders' Deficit                  (930,000)               (820,000)
                                                 ------------            ------------
                                                 $  3,861,000            $  3,945,000
                                                 ============            ============




     Unaudited -- See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                        CONDENSED STATEMENT OF OPERATIONS

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                                  ---------
                                                          1999                  1998
                                                          ----                  ----
AIRSHIP REVENUES:
                                                  $          0            $         0
COSTS AND EXPENSES:
     Operating costs                                         0                 59,000
     Selling, general & administrative                 258,000                119,000
                                                 -------------           ------------
                                                       258,000                178,000
                                                 -------------           ------------
OPERATING INCOME (LOSS)                               (258,000)              (178,000)

OTHER INCOME (EXPENSE):
     Interest expense                                  (49,000)              (295,000)
     Other income                                       11,000                 11,000
                                                 -------------           ------------
                                                       (38,000)              (284,000)
                                                 -------------           ------------

NET INCOME (LOSS)                                 $   (296,000)           $  (462,000)
                                                 =============           ============
WEIGHTED AVERAGE NUMBER
        OF SHARES OUTSTANDING                       57,797,000             42,548,000
                                                 =============           ============


NET LOSS PER SHARE                                $      (0.01)           $     (0.02)
                                                 =============           ============


     Unaudited -- See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended
                                                                           March 31,
                                                                           ---------

                                                                       1999          1998
                                                                       ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                    $  (296,000)    $ (325,000)
    Adjustments to reconcile net loss to
      net cash flows used in operating
       activities:
         Depreciation and amortization                              35,000         36,000
         Realized gain on sale leaseback                           (11,000)       (11,000)
        Changes in operating assets and liabilities                (78,000)       (91,000)
                                                               -----------     ----------
Net cash flows used in operating activities                       (350,000)      (391,000)
                                                               -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in due from Trans Continental                         51,000         37,000
                                                               -----------     ----------

Net cash flows provided by investing activities                     51,000         37,000
                                                               -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock as payment of
       accrued salaries and compensation to
       officer and employees                                       186,000              0
     Principal payments on capital leases and
       loans payable                                              (207,000)      (539,000)
     Reimbursement of 1993 stock subscriptions                           0        (22,000)
     Change in loans from stockholder                              322,000        895,000
                                                               -----------     ----------
     Net cash flows from financing activities                      301,000        334,000
                                                               -----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (2,000)       (20,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           0          2,000
                                                               -----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    (2,000)     $ (18,000)
                                                               ===========     ==========

SUPPLEMENTAL INFORMATION:
    Interest Paid                                              $    33,476      $       0
                                                               ===========     ==========



       Unaudited-See accompanying notes to condensed financial statements.

                         ENTERTAINMENT INTERNATIONAL LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. Management believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If such differences prove significant and material, Entertainment International Ltd. (the "Company") will file an amendment to this report on Form 10-QSB.

NOTE 2-LOANS PAYABLE:

Loans from Trans Continental Airlines, Inc. During the three months ended March 31, 1999, Trans Continental loaned the Company an additional $322,000.

NOTE 3-STOCKHOLDERS' EQUITY:

During the three months ended March 31, 1999, the Company issued 2,750,000 shares of its common stock to certain of its officers and employees in settlement of accrued compensation and for bonuses. The value of these shares of common stock were determined to be .135 per share, which was the average value per share on the date of issuance. Because the Company's common stock is thinly traded and is subject to extreme volatility, the value of these shares was reduced by 50%. This resulted in a charge to earning for officers' compensation in the amount of $115,000.

NOTE 4-LITIGATION

On April 7, 1999, U.S. Airship Leasing, Inc. f/k/a WDL Airship, Inc. ("US Airship") commenced a suit in the Florida Circuit Court of the Ninth Judicial Circuit, Orange County, entitled U.S. Airship Leasing, Inc. f/k/a WDL Airship, Inc. v. Louis J. Pearlman, Airship International Ltd. Corporation and Transcontinental Airlines Travel Service, Inc. a/k/a Transcontinential Airlines Service, Inc., Case No. CI099-3082 40. US Airship alleges in the complaint that the Company entered into a lease agreement with US Airship and breached the lease by failing to make all payments due under the lease. US Airship further alleges that it rendered a statement to the Company to which the Company did not object. Accordingly, US Airship is seeking damages of $1,488,613.90 plus interest, costs and other relief.


On April 8, 1999, WDL Luftschiffgesellschaft MBH ("WDL") commenced a suit in the Florida Circuit Court of the Ninth Judicial Circuit, Orange County, entitled WDL Luftschiffgesellschaft MBH v. Airship International Ltd. and Louis J. Pearlman, Case No. CI099-3081 #33. WDL's complaint alleges that the Company entered into a lease agreement pursuant to which the Company leased an airship from WDL. The suit seeks $148,558.49 in damages plus prejudgment interest, costs and other relief.

Management believes that the Company has meritorious defenses to these litigations and the Company will vigorously defend both lawsuits.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERALL FINANCIAL CONDITION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate that Entertainment International Ltd. (the "Company") will continue as a going concern. For the first three months of 1999, the Company incurred a loss of $296,000 and had negative cash flows of $350,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage. The decrease in the Company's net loss as compared to the same period last year was $54,000. The primary reason for this decrease was a reduction in the interest expense incurred by the Company in the first quarter of this year as compared to the first quarter of 1998. The Company is also experiencing a liquidity shortage.

The Company had a stockholder's deficit as of March 31, 1999 in the amount of $930,000. This represents an increase in the stockholder's deficit for the quarter ended March 31, 1999 as compared to the quarter ended December 31, 1998 in the amount of $110,000. The increase was caused by a net loss in the amount of $296,000 that was sustained during the three months ended March 31, 1999.

RESULTS OF OPERATIONS

The Company had no revenue from operation of its airships during the first three months of 1999 and 1998.

Selling, general, and administrative costs for the three months ended March 31,1999 were $258,000 compared to $178,000 for the comparable period in 1998. This increase is due primarily to common stock issued to certain officers and employees for bonuses in the amount of $115,000. This amount was offset by a decrease in interest expense of $246,000 for the quarter ended March 31, 1999 as compared to the same period in 1998.

PLAN OF OPERATION

The Company continues to experience negative cash flows from operating activities. Due to the continued negative cash flow and existing encumbrances on its assets, the Company has relied on loans, cash advances, and guarantees from Louis Pearlman, the Company's president and principal stockholder, and Trans Continental Airlines, Inc. ("Trans Continental"), an affiliated company of which Mr. Pearlman is the Chairman, President and 21% shareholder. There can be no assurance that Mr. Pearlman and Trans Continental will make additional loans, cash advances, or guarantees on an ongoing basis. At March 31, 1999, the Company owed Trans Continental $1,035,000. Trans Continental has deferred repayment of such amounts for an indefinite period. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans to improve the financial position of the Company, with the goal of sustaining the Company's operations for the current year and beyond include: (1) establishing continued arrangements with Trans Continental, a company related through common directorship and ownership, to provide funding on a monthly basis, and (2) establishing goals for the acquisition of assets and operations of one or more entities, with the expectation that such business combinations, if completed, would provide additional cash flow and net income. The Company is currently negotiating the acquisition of Trans Continental
Media, Inc. ("TCM"), an affiliate of Trans Continental, and has entered into a letter of intent with respect to such acquisition, but has not disclosed the terms of the transaction at this time. The Company and TCM have not yet reached a definitive agreement and there is no assurance that the Company will do so.
In addition, the Company is continuing to seek other candidates engaged in the entertainment industry or a media/Internet-based business for an acquisition or merger.

Part II

ITEM 1 -- LEGAL PROCEEDINGS

          On April 7, 1999, U.S. Airship Leasing, Inc. f/k/a WDL Airship, Inc. ("US Airship") commenced a suit in the Florida Circuit Court of the Ninth Judicial Circuit, Orange County, entitled U.S. Airship Leasing, Inc. f/k/a WDL Airship, Inc. v. Louis J. Pearlman, Airship International Ltd. Corporation and Transcontinental Airlines Travel Service, Inc. a/k/a Transcontinential Airlines Service, Inc., Case No. CI099-3082 40. US Airship alleges in the complaint that the Company entered into a lease agreement with US Airship and breached the lease by failing to make all payments due under the lease. US Airship further alleges that it rendered a statement to the Company to which the Company did not object. Accordingly, US Airship is seeking damages of $1,488,613.90 plus interest, costs and other relief.

          On April 8, 1999, WDL Luftschiffgesellschaft MBH ("WDL") commenced a suit in the Florida Circuit Court of the Ninth Judicial Circuit, Orange County, entitled WDL Luftschiffgesellschaft MBH v. Airship International Ltd. and Louis J. Pearlman, Case No. CI099-3081 #33. WDL's complaint alleges that the Company entered into a lease agreement pursuant to which the Company leased an airship from WDL. The suit seeks $148,558.49 in damages plus prejudgment interest, costs and other relief.

          Management believes that the Company has meritorious defenses to these litigations and the Company will vigorously defend both lawsuits.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

          In January 1999, the Company issued to Alan Siegel 1,000,000 shares of the Company's common stock in consideration for services rendered and the waiver and deduction of salary payable by the Company to Mr. Siegel during the period from 1995 through 1998.

          In January 1999, the Company issued to Frank Sicoli, Scott Bennett and Frank Vazquez, employees of the Company, 1,000,000, 500,000 and 250,000 shares of the Company's Common Stock, respectively, as compensation in connection with their employment by the Company.


ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5 -- OTHER INFORMATION

          The Company entered into a letter of intent to acquire Trans Continental Media, Inc. ("TCM"). TCM provides Internet web site development, hosting, management, marketing and promotions services. TCM is an affiliate of Trans Continental. The financial terms of the transaction have not been disclosed at this time.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibit is filed herewith:

                   Exhibit 27.1 Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENTERTAINMENT INTERNATIONAL LTD.


Dated:  May 20, 1999                   By:  /s/ Louis J. Pearlman
                                            _______________________
                                            Louis J. Pearlman
                                            Chairman of the Board of
                                            Directors, President and
                                            Treasurer (duly authorized
                                            officer of the registrant and
                                            principal financial officer
                                            of the registrant)

                           STATEMENT OF DIFFERENCES
                           ------------------------

The trademark symbol shall be expressed as......................... 'TM'