Form 10QSB
period 1999-06-30
ENTERTAINMENT INTERNATIONAL LTD
filed 1999-08-19
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                    for Quarterly Period Ended June 30, 1999

                                      -OR-

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities And Exchange Act of 1934
              for the transaction period from _________ to________

                         Commission File Number 0-14646


                        Entertainment International Ltd.
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New York                                       06-1113228
 -----------------------------------------------------------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                       Identification Number)

                7380 Sand Lake Road, Suite 350, Orlando, FL 32819
 -----------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)



                                 (407) 351-0011
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No [ ]

       The number of outstanding shares of the registrant's common stock, par value $.01 as of June 30, 1999 is 57,797,282.

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                        ENTERTAINMENT INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS


                                                                  JUNE 30,      DECEMBER 31,
                                                                    1999            1998
                                                                  (NOTE 1)        (NOTE 1)
                                      ASSETS
Airships and related equipment, net                            $ 3,675,000      $3,745,000
Due from related parties                                           104,000         173,000
Prepaid insurance                                                     --            21,000
Other assets                                                         8,000           6,000
                                                               -----------      ----------
                                                               $ 3,787,000      $3,945,000
                                                               -----------      ----------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
     Bank overdrafts                                           $     3,000     $      -
     Accounts payable - trade                                      988,000         993,000
     Customer payments on future services                          514,000         514,000
     Insurance financing                                             8,000          31,000
     Accrued expenses and other liabilities                         13,000          90,000
     Notes payable                                                  11,000          10,000
     Obligations under capital lease                             1,274,000       1,692,000
     Deferred gain on sale of airship                              700,000         722,000
     Due to stockholders                                         1,448,000         713,000
                                                               -----------     -----------
         Total Liabilities                                       4,959,000       4,765,000
                                                               -----------     -----------
STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value:
     Authorized -- 110,000,000 shares
     Issued and outstanding -- 57,797,000
        and 55,047,000 shares                                      578,000         550,000
   Capital in excess of par value                               48,527,000      48,369,000
   Accumulated deficit                                         (50,277,000)    (49,739,000)
                                                               -----------     -----------
         Total Stockholders' Deficit                            (1,172,000)       (820,000)
                                                               -----------     -----------
                                                               $ 3,787,000     $ 3,945,000
                                                               ===========     ===========


     Unaudited -- See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                        CONDENSED STATEMENT OF OPERATIONS

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                           --------                       --------
                                                     1999           1998             1999            1998
                                                     ----           ----             ----            ----
AIRSHIP REVENUES:                               $          0    $          0    $          0    $          0
                                                ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
     Selling, general & administrative               199,000         236,000         457,000         414,000
                                                ------------    ------------    ------------    ------------
                                                     199,000         236,000         457,000         414,000
                                                ------------    ------------    ------------    ------------
OPERATING LOSS                                      (199,000)       (236,000)       (457,000)       (414,000)
                                                ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
     Interest expense                                (54,000)       (332,000)       (103,000)       (627,000)
     Other income                                     11,000          11,000          22,000          22,000
                                                ------------    ------------    ------------    ------------
                                                     (43,000)       (321,000)        (81,000)       (605,000)
                                                ------------    ------------    ------------    ------------
NET LOSS                                        $   (242,000)   $   (557,000)   $   (538,000)   $ (1,019,000)
                                                ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                     57,797,000      45,846,000      57,797,000      44,206,000
                                                ============    ============    ============    ============

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK:
     NET LOSS                                   $   (242,000)   $   (557,000)   $   (538,000)   $ (1,019,000)
     ABOLISHMENT OF ACCRUED
         PREFERRED DIVIDENDS                            --         6,508,000            --         6,508,000
     PREFERRED STOCK DIVIDEND                           --          (277,000)           --          (646,000)
                                                ------------    ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO
   COMMON STOCK                                 $   (242,000)   $  5,674,000)   $   (538,000)   $  4,843,000
                                                ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE                             --      $       0.13    $      (0.01)   $       0.11
                                                ============    ============    ============    ============



     Unaudited -- See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
                                                                            June 30,
                                                                            --------
                                                                       1999        1998
                                                                       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                       $  (538,000)   $(1,041,000)
    Adjustments to reconcile net loss to
         net cash flows used in operating activities:
            Depreciation and Amortization                              70,000         73,000
            Realized gain on sale leaseback                           (22,000)       (22,000)
            Loss on sale of equipment                                    --           22,000
            Changes in operating assets and liabilities               (83,000)       (73,000)
                                                                  -----------    -----------
Net cash flows used in operating activities                          (573,000)    (1,041,000)
                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net change in due from Trans Continental                            69,000         92,000
                                                                  -----------    -----------
Net cash flows provided by investing activities                        69,000         92,000
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of common stock as payment of
       accrued salaries and compensation to
       officer and employees                                          186,000           --
     Principal payments on capital leases and
       loans payable                                                 (417,000)      (806,000)
     Reimbursement of 1993 stock subscriptions                           --          (22,000)
     Change in loans from stockholder                                 735,000      1,775,000
                                                                  -----------    -----------
     Net cash flows from financing activities                         504,000        947,000
                                                                  -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  --           (2,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           --            2,000
                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $      --      $      --
                                                                  ===========    ===========
SUPPLEMENTAL INFORMATION:
   Interest Paid                                                  $    64,000    $   267,000
                                                                  ===========    ===========
   Non-cash accrual of common stock dividend on preferred stock   $      --      $   646,000
                                                                  ===========    ===========
   Non-cash abolishment of accrued preferred dividends            $      --      $ 6,508,000
                                                                  ===========    ===========


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

NOTE 2-LOANS PAYABLE:

Loans from Trans Continental Airlines, Inc. During the six months ended June 30, 1999, Trans Continental Airlines, Inc. ("Trans Continental"), an affiliated company, loaned the Company an additional $735,000.

NOTE 3 - STOCKHOLDERS' EQUITY:

During the six months ended June 30, 1999, the Company issued 2,750,000 shares of its common stock to certain of its officers and employees in settlement of accrued compensation and for bonuses. The value of these shares of common stock were determined to be $.135 per share, which was the average value per share on the date of issue. Because the Company's common stock is thinly traded and is subject to extremely volatility, the value of these shares was reduced by 50%. This resulted in a charge to earnings for officers' compensation in the amount of $115,000.

NOTE 4-LITIGATION

On April 7, 1999, U.S. Airship Leasing, Inc. f/k/a WDL Airship, Inc. ("US Airship") commenced a suit in the Florida Circuit Court of the Ninth Judicial Circuit, Orange County, entitled U.S. Airship Leasing, Inc. f/k/a WDL Airship, Inc. v. Louis J. Pearlman, Airship International Ltd. Corporation and Transcontinental Airlines Travel Services, Inc. a/k/a Transcontinental Airlines Service, Inc., Case No. CI099-3082 40, alleging that the Company entered into a lease agreement with US Airship and breached the lease by failing to make all payments due under the lease. US Airship is seeking damages of $1,488,613.90 plus interest, costs and other relief.

On April 8, 1999, WDL Luftschiffgesellschaft MBH ("WDL"), an affiliate company, commenced a suit in the Florida Circuit Court of the Ninth Judicial Circuit, Orange County, Case No. CI099-3081 #33, alleging that the Company entered into a lease agreement pursuant to which the Company leased an airship from WDL. The suit seeks $148,558.49 in damages plus prejudgement interest, costs and other relief.

The cases were settled on July 28, 1999 for $1,030,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERALL FINANCIAL CONDITION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate whether Entertainment International, Ltd. (the "Company") will continue as a going concern. For the first six months of 1999, the Company incurred a loss of $538,000 and had negative cash flows of $573,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage. The decrease in the Company's net loss from the same period last year was $481,000. The primary reason for this decrease was a reduction in interest expense incurred by the Company in the first six months of this year as compared to the first six months of 1998. The Company incurred a loss of $242,000 during the three month period ended June 30, 1999, as compared to $557,000 in the three months ended June 30, 1998. This decrease in loss by $315,000 was primarily due to lower interest expense in 1999 due to debt that was forgiven at the end of the second quarter of 1998 by stockholders and related parties. The Company is also experiencing a liquidity shortage.

The Company had a stockholder's deficit as of June 30, 1999 in the amount of $1,172,000. This represents an increase in the stockholder's deficit for the six months ended June 30, 1999 as compared to the balance as of December 31, 1998 in the amount of $352,000. The increase was caused by a net loss in the amount of $538,000 that was sustained during the six months ended June 30, 1999 offset by common stock issued to certain officers and employees in the amount of $186,000.

RESULTS OF OPERATIONS

The Company had no revenue from operation of its airships during the first six months of 1999 and 1998.

Selling, general and administrative costs for the six months ended June 30, 1999 were $457,000 compared to $414,000 for the comparable period in 1999. This increase is due primarily to common stock issued to certain officers and employees for bonuses in the amount of $115,000. Selling, general, and administrative costs for the three months ended June 30,1999 were $199,000 compared to $236,000 for the comparable period in 1998.

PLAN OF OPERATION

The Company continues to experience negative cash flows from operating activities. Due to the continued negative cash flow and existing encumbrances on its assets, the Company has relied on loans, cash advances, and guarantees from Louis Pearlman, the Company's president and principal stockholder, and Trans Continental Airlines, Inc. ("Trans Continental") an affiliated company of which Mr. Pearlman is the Chairman, President and 21% shareholder. There can be no assurance that Mr. Pearlman and Trans Continental will make additional loans, cash advances, and guarantees on an ongoing basis. At June 30, 1999, the Company owed Trans Continental $1,448,000 (see Note 2). Trans Continental has deferred repayment of such amounts for an indefinite period. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans to improve the financial position of the Company, with the goal of sustaining the Company's operations for the current year and beyond include: (1) establishing continued arrangements with Trans Continental, a company related through common directorship and ownership, to provide funding on fa monthly basis, and (2) establishing goals for the acquisition of assets and operations of one or more entities, with the expectation that such business combinations, if completed, would provide additional cash flow and net income. The Company is currently negotiating the acquisition of Trans Continental Media, Inc. ("TCM"), an affiliate of Trans Continental, and has entered into a letter of intent with respect to such acquisition, but has not disclosed the terms of the agreement and there is no assurance that the Company will do so. In addition, the Company is continuing to seek other candidates engaged in the entertainment industry or a media/Internet-based business for an acquisition or merger.

Part II

ITEM 1 - LEGAL PROCEEDINGS

                On April 7, 1999, U.S. Airship Leasing, Inc. f/k/a WDL Airship, Inc. ("US Airship") commenced a suit in the Florida Circuit Court of the Ninth Judicial Circuit, Orange County, entitled U.S. Airship Leasing, Inc. f/k/a WDL Airship, Inc. v. Louis J. Pearlman, Airship International Ltd. Corporation and Transcontinental Airlines Travel Services, Inc. a/k/a Transcontinental Airlines Service, Inc., Case No. CI099-3082 40, alleging that the Company entered into a lease agreement with US Airship and breached the lease by failing to make all payments due under the lease. US Airship is seeking damages of $1,488,613.90 plus interest, costs and other relief.

                On April 8, 1999, WDL Luftschiffgesellschaft MBH ("WDL"), an affiliate company, commenced a suit in the Florida Circuit Court of the Ninth Judicial Circuit, Orange County, Case No. CI099-3081 #33, alleging that the Company entered into a lease agreement pursuant to which the Company leased an airship from WDL. The suit seeks $148,558.49 in damages plus prejudgement interest, costs and other relief.

                The cases were settled on July 28, 1999 for $1,030,000.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not applicable.

ITEM 5 - OTHER INFORMATION

                The Company entered into a letter of intent to acquire Trans Continental Media, Inc. ("TCM"). TCM provides Internet web site development, hosting, management, marketing and promotions services. TCM is an affiliate of Trans Continental. The financial terms of the transaction have not been disclosed at this time.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                (a) The following exhibit is filed herewith:

                      Exhibit 27.1 Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ENTERTAINMENT INTERNATIONAL LTD.

Dated:  August 16, 1999              By:  /s/ Louis J. Pearlman
                                         --------------------------
                                         Louis J. Pearlman
                                         Chairman of the Board of
                                         Directors, President and
                                         Treasurer (duly authorized
                                         officer of the registrant and
                                         principal financial officer
                                         of the registrant)


                            STATEMENT OF DIFFERENCES

  The trademark symbol shall be expressed as ...........................'TM'