Form 10QSB
period 1999-09-30
ENTERTAINMENT INTERNATIONAL LTD
filed 1999-11-18
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                  for Quarterly Period Ended September 30, 1999

                                      -OR-

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities And Exchange Act of 1934
              for the transaction period from _________ to________

                Commission File Number                  0-14646


                        Entertainment International Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                New York                                  06-1113228
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                7380 Sand Lake Road, Suite 350, Orlando, FL 32819
-------------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)



                                 (407) 351-0011
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

       The number of outstanding shares of the registrant's common stock, par value $.01 as of September 30, 1999 is 57,997,000.

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                        ENTERTAINMENT INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS


                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                   1999                  1998
                                                                 (NOTE 1)              (NOTE 1)

              ASSETS
Airships and related equipment, net                           $ 3,642,000          $ 3,745,000
Due from related parties                                           93,000              173,000
Prepaid insurance                                                       -               21,000
Other assets                                                       11,000                6,000
                                                              -----------          -----------

                                                              $ 3,746,000          $ 3,945,000
                                                              -----------          -----------
                                                              -----------          -----------

          LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
   Bank overdrafts                                            $    35,000          $         -
   Accounts payable - trade                                       183,000              993,000
   Customer payments on future services                           514,000              514,000
   Insurance financing                                              5,000               31,000
   Accrued expenses and other liabilities                          16,000               90,000
   Notes payable                                                   10,000               10,000
   Obligation under capital lease                               1,059,000            1,692,000
   Deferred gain on sale of airship                               689,000              722,000
   Loans payable to stockholders                                2,844,000              713,000
                                                              -----------          -----------
           Total liabilities                                    5,355,000            4,765,000
                                                              -----------          -----------

STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value:
      Authorized -- 110,000,000 shares
      Issued and outstanding -- 57,797,000 and
         55,047,000 shares, respectively                          580,000              550,000
   Capital in excess of par value                              48,554,000           48,369,000
   Accumulated deficit                                        (50,743,000)         (49,739,000)
                                                              -----------          -----------
       Total stockholders' deficit                             (1,609,000)            (820,000)
                                                              -----------          -----------
                                                              $ 3,746,000          $ 3,945,000
                                                              ===========          ===========








     Unaudited -- See accompanying notes to condensed financial statements.
                                        2

                         ENTERTAINMENT INTERNATIONAL LTD.
                        CONDENSED STATEMENT OF OPERATIONS


                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,                      SEPTEMBER 30,

                                                 1999            1998              1999                1998
                                                 ----            ----              ----                ----

AIRSHIP REVENUES                                 $    0          $    0            $    0           $    0
                                               --------        --------          --------         --------
COSTS AND EXPENSES:
   Selling, general & administrative            165,000         232,000           622,000          646,000
                                               --------        --------          --------         --------

                                                165,000         232,000           622,000          646,000
                                               --------        --------          --------         --------

OPERATING LOSS                                 (165,000)       (232,000)         (622,000)        (646,000)
                                               --------        --------          --------         --------

OTHER INCOME (EXPENSE):
   Interest expense                            (312,000)        175,000          (415,000)        (452,000)
   Gain (loss) on sale of fixed assets               --              --                --          (22,000)
   Other income                                  11,000          11,000            33,000           33,000
                                               --------        --------          --------         --------

                                               (301,000)       (186,000)         (382,000)        (441,000)
                                               --------        --------          --------         --------

NET LOSS                                      $(466,000)       $(46,000)      $(1,004,000)     $(1,087,000)
                                              =========        ========       ===========      ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING                               57,902,000      54,743,000        57,833,000       47,770,000

NET LOSS APPLICABLE TO
  COMMON STOCK:
   Net loss                                  $ (466,000)       $(46,000)      $(1,004,000)     $(1,087,000)
   Abolishment of accrued preferred
     dividends                                       --              --                --        6,508,000
   Preferred stock dividend                          --              --                --         (646,000)
                                               --------        --------          --------         --------
  Net (loss) income applicable to
     common stock                            $ (466,000)       $(46,000)      $(1,004,000)      $4,775,000
                                             ==========        ========       ===========       ==========

  Net (loss) income per share                $     (.01)       $   (.01)      $      (.02)      $      .10
                                             ==========        ========       ===========       ==========








        Unaudited -- See accompanying notes to condensed financial statements.

                               ENTERTAINMENT INTERNATIONAL LTD.
                              CONDENSED STATEMENTS OF CASH FLOWS

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,

                                                                           1999                   1998
                                                                           ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $ (1,004,000)          $ (1,087,000)
  Adjustments to reconcile net loss to net cash flows
      used in operating activities:
      Depreciation                                                          103,000                108,000
      Realized gain on sale of airship                                      (33,000)               (33,000)
      Loss on sale of fixed assets                                               --                 22,000
      Changes in operating assets and liabilities                          (894,000)              (126,000)
                                                                       ------------           ------------
  Net change in cash used for operating activities                       (1,828,000)            (1,116,000)
                                                                       ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net change in due from related parties                                     80,000                147,000
                                                                       ------------           ------------

  Net cash flows provided by investing activies                              80,000                147,000
                                                                       ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock as payment for consulting services              215,000                 42,000
   Principal payments on capital lease and notes payable                   (633,000)              (898,000)
   Reimbursement of 1993 stock subscriptions                                     --               (22,000)
   Net change in loans payable to stockholders                            2,131,000              1,846,000
                                                                       ------------           ------------

   Net cash flows provided by financing activities                        1,713,000                968,000
                                                                       ------------           ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (35,000)                (1,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   --                  2,000
                                                                       ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $(35,000)               $(1,000)
                                                                       ------------           ------------
                                                                       ------------           ------------

SUPPLEMENTAL INFORMATION:
  Interest paid                                                            $327,000               $309,000
                                                                       ------------           ------------
                                                                       ------------           ------------

  Non-cash accrual of common stock dividend on preferred stock             $     --               $646,000
                                                                       ------------           ------------
                                                                       ------------           ------------

  Non-cash abolishment of accrued preferred dividends                      $     --             $5,608,000
                                                                       ------------           ------------
                                                                       ------------           ------------

  Non-cash extinguishment of debt due to stockholders                      $     --            $11,886,000
                                                                       ------------           ------------
                                                                       ------------           ------------








       Unaudited-See accompanying notes to condensed financial statements.
                                        4

                        ENTERTAINMENT INTERNATIONAL LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


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

NOTE 2 -- LOANS PAYABLE TO STOCKHOLDERS:

During the nine months ended September 30, 1999, Trans Continental Airlines, Inc. ("Trans Continental"), an affiliated company, loaned the Company an additional $2,131,000.

NOTE 3 -- STOCKHOLDERS' EQUITY:

During the nine months ended September 30, 1999, the Company issued 2,750,000 shares of its common stock to certain of its officers and employees in settlement of accrued compensation and for bonuses and issued 200,000 shares of its common stock to certain individuals for public relations and other consulting services. The value of these shares of common stock were determined to be $.135 and $.29 per share, respectively, which was the average value per share on the date of issue. Because the Company's common stock is thinly traded and is subject to extreme volatility, the value of these shares was reduced by 50%. This reduction resulted in a charge to earnings for officers' compensation in the amount of $115,000 and for consulting fees in the amount of $29,000. (See
Item 2)

NOTE 4 -- LITIGATION

On April 7, 1999, U.S. Airship Leasing, Inc. f/k/a WDL Airship, Inc. ("US Airship") commenced a suit in the Florida Circuit Court of the Ninth Judicial Circuit, Orange County, entitled U.S. Airship Leasing, Inc. f/k/a WDL Airship, Inc. v. Louis J. Pearlman, Airship International Ltd. Corporation and Trans Continental Airlines Travel Services, Inc. a/k/a Trans Continental Airlines Service, Inc., Case No. CI099-3082 40, alleging that the Company entered into a lease agreement with US Airship and breached the lease by failing to make all payments due under the lease. US Airship is seeking damages of $1,488,613.90 plus interest, costs and other relief.

On April 8, 1999, WDL Luftschiffgesellschaft MBH ("WDL"), an affiliate company, commenced a suit in the Florida Circuit Court of the Ninth Judicial Circuit, Orange County, entitled WDL Luftschiffgesellschaft MBH v. Airship International Ltd. and Louis J. Pearlman, Case No. CI099-3081 #33 alleging that the Company entered into a lease agreement pursuant to which the Company leased an airship from WDL. The suit seeks $148,558.49 in damages plus prejudgement interest, costs and other relief.

These cases were settled on July 28, 1999 for $1,030,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


OVERALL FINANCIAL CONDITION


The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate that Entertainment International, Ltd. (the "Company") will continue as a going concern. For the first nine months of 1999, the Company incurred a loss of $1,004,000 and had negative cash flows of $1,828,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage. The decrease in the Company's net loss from the same period last year was $83,000. The primary reason for this decrease was a reduction in operating expenses and interest expense incurred by the Company in the first nine months of this year as compared to the first nine months of 1998. The Company incurred a loss of $466,000 during the three month period ended September 30, 1999, as compared to $46,000 in the three months ended September 30, 1998. This increase in loss by $420,000 was primarily due to lower interest expense in the third quarter of 1998 due to debt that was forgiven at the end of the second quarter of 1998. The Company is also experiencing a liquidity shortage.

The Company had a stockholder's deficit as of September 30, 1999 in the amount of $1,609,000. This represents an increase in the stockholder's deficit for the nine months ended September 30, 1999 as compared to the balance as of December 31, 1998 in the amount of $789,000. The increase was caused by a net loss in the amount of $1,004,000 that was sustained during the nine months ended September 30, 1999 offset by common stock issued to certain individuals in the amount of $215,000.

RESULTS OF OPERATIONS

The Company had no revenue from operation of its airships during the first nine months of 1999 and 1998.

Selling, general and administrative costs for the nine months ended September 30, 1999 were $622,000 as compared to $646,000 for the comparable period in 1998. Selling, general, and administrative costs for the three months ended September 30,1999 were $165,000 compared to $232,000 for the comparable period in 1998.

PLAN OF OPERATION

The Company continues to experience negative cash flows from operating activities. Due to the continued negative cash flow and existing encumbrances on its assets, the Company has relied on loans, cash advances, and guarantees from Louis Pearlman, the Company's president and principal stockholder, and Trans Continental Airlines, Inc. ("Trans Continental") an affiliated company of which Mr. Pearlman is the Chairman, President and 21% shareholder. There can be no assurance that Mr. Pearlman and Trans Continental will make additional loans, cash advances, and guarantees on an ongoing basis. At September 30, 1999, the Company owed Trans Continental $2,844,000 (see Note 2). Trans Continental has deferred repayment of such amounts for an indefinite period. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Part II

ITEM 1 -- LEGAL PROCEEDINGS

                  On April 7, 1999, U.S. Airship Leasing, Inc. f/k/a WDL Airship, Inc. ("US Airship") commenced a suit in the Florida Circuit Court of the Ninth Judicial Circuit, Orange County, entitled U.S. Airship Leasing, Inc. f/k/a WDL Airship, Inc. v. Louis J. Pearlman, Airship International Ltd. Corporation and Trans Continental Airlines Travel Services, Inc. a/k/a Trans Continental Airlines Service, Inc., Case No. CI099-3082 40, alleging that the Company entered into a lease agreement with US Airship and breached the lease by failing to make all payments due under the lease. US Airship is seeking damages of $1,488,613.90 plus interest, costs and other relief.

                  On April 8, 1999, WDL Luftschiffgesellschaft MBH ("WDL"), an affiliate company, commenced a suit in the Florida Circuit Court of the Ninth Judicial Circuit, Orange County, entitled WDL Luftschiffgesellschaft MBH v. Airship International Ltd. and Louis J. Pearlman, Case No. CI099-3081 #33 alleging that the Company entered into a lease agreement pursuant to which the Company leased an airship from WDL. The suit seeks $148,558.49 in damages plus prejudgement interest, costs and other relief.

                  These cases were settled on July 28, 1999 for $1,030,000.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

                  In January 1999, the Company issued to a certain employee 1,000,000 shares of the Company's common stock in consideration for services rendered and the waiver and deduction of salary payable by the Company to the employee during the period from 1995 through 1998. The Company also issued an aggregate 1,750,000 shares of the Company's common stock to certain employees as compensation in connection with their employment by the Company.

                  In August 1999, the Company also issued 200,000 shares of the Company's common stock to a certain individual as compensation in consideration with public relations and other consulting services provided to the Company.

                  Subsequent Events:

                  In November 1999, the Company also authorized and issued an aggregate of 6,000,000 shares of the Company's common stock to an affiliate of the Company for providing a line of credit and funding ongoing costs and expenses of the Company and waiving and deducting salaries payable by the Company from fiscal 1995 through 1998 and also issued 4,000,000 shares to a non-affiliate in consideration of financial services rendered in the past.

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

                                      ENTERTAINMENT INTERNATIONAL LTD.

Dated:  November 18, 1999             By:   /s/ Louis J. Pearlman
                                            --------------------------
                                            Louis J. Pearlman
                                            Chairman of the Board of
                                            Directors, President and
                                            Treasurer (duly authorized
                                            officer of the registrant and
                                            principal financial officer
                                            of the registrant)