Form 10QSB/A
period 1999-09-30
ENTERTAINMENT INTERNATIONAL LTD
filed 1999-12-14
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


OVERALL FINANCIAL CONDITION


The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate that Entertainment International, Ltd. (the "Company") will continue as a going concern. For the first nine months of 1999, the Company incurred a loss of $1,004,000 and had negative cash flows of $1,828,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage. The decrease in the Company's net loss from the same period last year was $83,000. The primary reason for this decrease was a reduction in operating expenses and interest expense incurred by the Company in the first nine months of this year as compared to the first nine months of 1998. The Company incurred a loss of $466,000 during the three month period ended September 30, 1999, as compared to $46,000 in the three months ended September 30, 1998. This increase in loss of $420,000 was primarily because the Company had higher interest expense in the 3rd quarter of 1999 compared to the 3rd quarter of 1998 due to an interest expense credit related to debt that was forgiven at the end of the 2nd quarter of 1998. The Company is also experiencing a liquidity shortage.

The Company had a stockholder's deficit as of September 30, 1999 in the amount of $1,609,000. This represents an increase in the stockholder's deficit for the nine months ended September 30, 1999 as compared to the balance as of December 31, 1998 in the amount of $789,000. The increase was caused by a net loss in the amount of $1,004,000 that was sustained during the nine months ended September 30, 1999 which included common stock issued to certain individuals in the amount of $215,000.

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

                  Subsequent Events:

                  In November 1999, the Company also authorized and issued an aggregate of 6,000,000 shares of the Company's common stock to affiliates of the Company for providing a line of credit and funding ongoing costs and expenses of the Company and waiving and deducting salaries payable by the Company from fiscal 1995 through 1998 and also issued 4,000,000 shares to a non-affiliate in consideration of financial services rendered in the past.

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