Form 10-K405
period 1999-12-31
ENTERTAINMENT INTERNATIONAL LTD
filed 2000-04-14
CIK 764587

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE YEAR ENDED DECEMBER 31, 1999        COMMISSION FILE NO. 001-14646

                          -----------------------------

                        ENTERTAINMENT INTERNATIONAL LTD.
         -------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             New York                                       06-1113228
--------------------------------------       -----------------------------------------
      (State of Incorporation)                  (I.R.S. Employer Identification No.)

7380 Sand Lake Road, Suite 350, Orlando, Florida                      32819
-------------------------------------------------       ------------------------------
  (Address of principal executive offices)                          (Zip Code)

       (407) 351-0011
------------------------------
Registrant's telephone number


           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock, $.01 par value per share
       ------------------------------------------------------------------
                                (Title of Class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 11, 2000 was $16,845,979 using the closing bid price of $.34 on April 11, 2000.


         The number of shares of Common Stock outstanding as of April 11, 2000 was 69,597,282.


                      DOCUMENTS INCORPORATED BY REFERENCE:

None.


A list of Exhibits to this Annual Report on Form 10-K begins on page 15.

                        ENTERTAINMENT INTERNATIONAL LTD.
                              2000 FORM 10-K REPORT

                                TABLE OF CONTENTS

PART I                                                                         Page
                                                                               -----

Item 1.  Business ..............................................................  1
Item 2.  Properties ............................................................  1
Item 3.  Legal Proceedings .....................................................  1
Item 4.  Submission Of Matters To A Vote Of Security Holders ...................  2


PART II


Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters .  2
Item 6.  Selected Financial Data ...............................................  3
Item 7.  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations ...................................  3
Item 8   Financial Statements And Schedules ....................................  9
Item 9.  Changes In And Disagreements With Accountants On Return Accounting
         And Financial Disclosure ..............................................  9


PART III


Item 10. Directors And Executive Officers Of The Registrant .................... 10
Item 11. Executive Compensation ................................................ 11
Item 12. Security Ownership Of Certain Beneficial Owners And Management ........ 13
Item 13. Certain Relationships And Related Transactions ........................ 14
Item 14. Exhibits, Financial Statements And Reports On Form 8-K ................ 15




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

                                     PART I


ITEM 1. BUSINESS


GENERAL

         Entertainment International Ltd. (the "Company") operated lighter-than-air airships, which were used to advertise and promote the products and services of the Company's clients through 1995. Since that time, the Company generally has had no operations and no opportunity to commence operations in the airship industry in which it had conducted its business operations. As a result, the Company has experienced significant losses and negative cash flow since 1996 and has been funded by affiliated entities.

         The Company's strategy for the future is to acquire new business operations or merge (through a direct, indirect, reverse or other form of merger) with an entity that has ongoing business operations. In connection with this strategy, the Company changed its name to "Entertainment International, Ltd." to reflect the new direction for the Company's operations, which the Company currently believes will involve the entertainment industry or an Internet-based business. Except as set forth below, as of the date hereof, the Company has no agreements with any third party to effect any such acquisition or merger, and no assurances can be given that any such acquisition or merger will in fact be effected in the future or that any such transaction will involve an entity in either of these industries.

         On March 28, 2000, the Company signed a letter of intent to acquire WeBeCD.com, Inc., a private New York software company whose technology transfers regular CD's, DVD's and other electronic media into intelligent e-commerce vehicles.

         WebeCD enables consumers to effect intelligent interaction with its Web site, allowing consumers to archive their personal media collections and access them over the World Wide Web. This technology, called the personal digital jukebox, or "dj," will revolutionize an individual's media experience by providing consumers with a personal digital jukebox playing potentially thousands of CDs or videos from anywhere on the World Wide Web. The Company has proprietary technology that allows intelligent interaction with a consumer's archived media vault and the WebeCD disks that will replace traditional music CDs in the marketplace. The WebeCD technology will be available for free to the music industry.

         This provides the Company with a new entertainment operating paradigm for the music, film, and media industries with significant application for the Fortune 1000. With strong backing from members of the music industry, most notably Trans Continental Records, WebeCD is poised to begin shipping on several record labels after the closing. With a disk-based consumer traffic driving model and an intelligent e-commerce center, the Company expects to create an exciting and formidable presence in the software and entertainment industries. Upon the closing of the transaction, as to which there can be no assurance, the Company will work with Trans Continental Records, an affiliate of eNTI, to deploy WebeCD technology on Trans Continental album releases, rebroadcast Trans Continental artists' content via video and audio streaming from the WebeCD Web site, as well as sell CDs, DVDs and other merchandise from the Trans Continental Web sites as available.

         Although a letter of intent has been signed between the parties, no binding agreement or commitment has yet been executed. Any such agreement or commitment that is reached may be on terms that substantially differ from those set forth in the letter of intent. Consummation of any such agreement or commitment would be subject to the satisfaction of various conditions and there can be no assurance that any transaction will occur.

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


ITEM 3. LEGAL PROCEEDINGS

         From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. As of April 14, 2000 the Company was not a party to any legal proceeding which would have a material adverse effect on its financial condition.

         On April 7, 1999, U.S. Airship Leasing, Inc. f/k/a WDL Airship, Inc. ("US Airship") commenced a suit in the Florida Circuit Court of the Ninth JudicialCircuit, Orange County, entitled U.S. Airship Leasing, Inc. f/k/a WDL Airship,Inc. v. Louis J. Pearlman, Airship International Ltd. Corporation and Trans Continental Airlines Travel Services, Inc. a/k/a Trans Continental Airlines

Service, Inc. US Airship sought damages of $1,488,613.90 plus interest, costs and other relief. On April 8, 1999, WDL Luftschiffgesellschaft MBH ("WDL"), an affiliate company, commenced a suit in the same court, entitled WDL Luftschiffgesellschaft MBH v. Airship International Ltd. and Louis J. Pearlman. The suit sought $148,558.49 in damages plus prejudgment interest, costs and other relief. These cases were both settled on July 28, 1999 for $1,030,000.

         In June 1999, Gulf Oil Limited Partnership f/n/a Catamount Petroleum Limited Partnership ("Gulf Oil"), commenced an action in the United States District Court, District of Massachusetts against the Company, captioned Gulf Oil Limited Partnership f/n/a Catamount Petroleum Limited Partnership, by its General Partner, Catamount Management Corporation vs. Entertainment International Ltd. f/n/a Airship International Ltd. The parties reached a settlement on December 16, 1999, pursuant to which the Company paid to Gulf Oil $100,000 and issued to Gulf Oil 1,500,000 shares of the Company's common stock.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended December 31, 1999, no matters were submitted by the Company to a vote of its stockholders.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock currently trades under the symbol "ENTI." Prior to the Company changing its name to "Entertainment International Ltd," the Company's Common Stock and Preferred Stock traded under the symbols "BLMP" and "BLMPP," respectively.

         Since July 5, 1995 (when the Company's securities were de-listed from the Nasdaq SmallCap Market) the Company's Common Stock (and Preferred Stock, until its conversion into Common Stock in June 1998 pursuant to the vote of the Company's shareholders at the Company's Annual Meeting) have traded on the over-the-counter market. The price ranges presented below represent the highest and lowest quoted bid prices during each quarter for 1998 and 1999 reported by the National Quotation Bureau, Inc. and Nasdaq. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.


COMMON STOCK

Year                Period                        Bid Information
----                ------                        ----------------
                                                High           Low
                                                ----           ---

1998                1st Quarter                $ .0475         $.02
                    2nd Quarter                $ .087          $.044
                    3rd Quarter                $ .08           $.06
                    4th Quarter                $0.26           $.0


1999                1st Quarter                $ .39           $.09
                    2nd Quarter                $ .455          $.12
                    3rd Quarter                $ .34           $.165
                    4th Quarter                $ .195          $.10


2000                1st Quarter (through
                    March 31, 2000)            $ .745          $.12


         As reported by the Nasdaq OTC Bulletin Board, on April 11, 2000 the closing bid price of the Common Stock was $.34 per share.

         As of April 11, 2000 there were 1,716 holders of record of the Company's Common Stock.

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


OPERATING STATEMENT DATA:


                                            1999              1998              1997                1996                1995
                                            ----              ----              ----                ----                ----

Gross Revenues..................         $-              $-                $-                   $ -                 $ 2,620,000
Net loss........................        ($4,569,000)     $(996,000)        $(2,294,000)         $(2,506,000)        $(4,867,000)
Net earnings (loss) per
share                                      $(.07)            $.10              $(.09)               $(.10)             $(0.18)


BALANCE SHEET DATA:

                                                                              At December 31,
                                                                              ---------------

                                                      1999             1998               1997              1996             1995
                                                      ----             ----               ----              ----             ----

Total Assets..........................          $1,952,000       $3,772,000       $  4,374,000       $ 4,496,000      $ 5,073,000
Long-Term Obligations.........                           -       $   10,000       $  4,080,000       $ 3,016,000      $ 3,348,000
Obligations under capital lease.                  $839,000       $1,692,000       $  2,477,000       $ 3,158,000      $ 3,689,000
Total Liabilities......................         $4,832,000       $3,911,000       $ 22,057,000       $14,680,000      $14,680,000
Stockholders' deficit................          $(2,880,000)      $ (139,000)      $(17,683,000)      $(9,607,000)     $(9,607,000)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION


NOTE REGARDING FORWARD-LOOKING INFORMATION

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's limited operating history over the past five years, its ability to attract acquisition candidates, general economic and business conditions with respect to the Internet and online commerce, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in section entitled "Factors That May Affect Our Business, Financial Condition and Results of Operation" in this Form 10-K.

         Forward-looking statements speak only as of the date of this Form 10-K. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

         The following discussion should be read in conjunction with the financial statements contained in Item 8 of Part IV of this Form 10-K.




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

         In connection with this strategy, the Company changed its name in October 1998 to "Entertainment International, Ltd." to reflect the new direction for the Company's operations, which the Company currently believes will involve the entertainment industry or a media/Internet-based business. On March 28, 2000, the Company signed a letter of intent to acquire WeBeCD.com, Inc., a private New York software company whose technology transfers regular CD's, DVD's and other electronic media into intelligent e-commerce vehicles.

         WebeCD enables consumers to effect intelligent interaction with its Web site, allowing consumers to archive their personal media collections and access them over the World Wide Web. This technology, called the personal digital jukebox, or "dj," will revolutionize an individual's media experience by providing consumers with a personal digital jukebox playing potentially thousands of CDs or videos from anywhere on the World Wide Web. The Company has proprietary technology that allows intelligent interaction with a consumer's archived media vault and the WebeCD disks that will replace traditional music CDs in the marketplace. The WebeCD technology will be available for free to the music industry.

         This provides the Company with a new entertainment operating paradigm for the music, film, and media industries with significant application for the Fortune 1000. With strong backing from members of the music industry, most notably Trans Continental Records, WebeCD is poised to begin shipping on several record labels after the closing. With a disk-based consumer traffic driving model and an intelligent e-commerce center, the Company expects to create an exciting and formidable presence in the software and entertainment industries. Upon the closing of the transaction, as to which there can be no assurance, the Company will work with Trans Continental Records, an affiliate of eNTI, to deploy WebeCD technology on Trans Continental album releases, rebroadcast Trans Continental artists' content via video and audio streaming from the WebeCD Web site, as well as sell CDs, DVDs and other merchandise from the Trans Continental Web sites as available.

         Although a letter of intent has been signed between the parties, no binding agreement or commitment has yet been executed. Any such agreement or commitment that is reached may be on terms that substantially differ from those set forth in the letter of intent. Consummation of any such agreement or commitment would be subject to the satisfaction of various conditions and there can be no assurance that any transaction will occur. As noted in the auditor's report, there exists substantial doubt that the Company has the ability to continue as a going concern.

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

Year Ended December 31, 1999, as compared to Year Ended December 31, 1998

         Overall Financial Situation. The Company had a stockholder's deficit at December 31, 1999 in the amount of $2,880,000, an increase of $2,741,000 from the stockholders' deficit at December 31, 1998 of $139,000. This increase is primarily due to the net loss of $4,569,000 offset by the issuance of common stock totaling $1,697,000 in the form of employee compensation, consultant services and for the arrangement of continued financing from related parties. The Company did not have revenues during 1999 or 1998. Operating costs were substantially higher in 1999 than in 1998 by approximately $180,000 or 257%. In addition, selling general and administrative expenses increased significantly from 1998 by $1,182,000 or 221%, resulting in a loss from operations of $1,966,000 for 1999. Interest expense increased by more than $125,000 or 23% for 1999 from 1998 due to the stock issued for the arrangement of continued financing from related parties in 1998.

Results of Operations.

         Revenues: The Company did not have any revenues from operations during 1999 or 1998.

         Operating costs for 1999 were $250,000, an increase of $180,000 or 257% compared to operating costs of $70,000 for 1998, primarily as a result of a substantial credits that were posted to accounts payable during 1998.

         Selling, general and administrative costs for 1999 were $1,716,000, an increase of $1,182,000 or 221% compared to costs of $534,000 for 1998. This increase is primarily attributable to common stock issued as employee compensation in the amount $616,375 and as consulting compensation in the amount of $574,000 during 1999.

         Interest expense: Interest expense for 1999 was $667,000, an increase of $125,000 or 23% from interest expense of $542,000 in 1998. This increase was due to the common stock issued for the arrangement of continued financing during 1998 from Trans Continental Airlines, Inc. ("Trans Continental") and Louis
J. Pearlman.

Year Ended December 31, 1998, as compared to Year Ended December 31, 1997

         Overall Financial Situation. The Company had a stockholder's deficit at December 31, 1998 in the amount of $139,000, a decrease of $17,544,000 from the stockholders' deficit at December 31, 1997 of $17,683,000. This decrease is primarily due to the accrual of dividends on the outstanding shares of preferred stock in the amount of $647,000 and a net loss for 1998 of $996,000, offset by capital contributions of $11,886,000 received from stockholders in the form of an extinguishment of debt and the abolishment of dividends accrued on preferred stock in the amount of $6,508,000 (See Note B in Financial Statements). The Company did not have revenues during 1998 or 1997. As was expected, operating costs were substantially lower in 1998 than in 1997 by approximately $287,000 or 80%. In addition, selling general and administrative expenses decreased significantly from 1997 by $203,000 or 28%, resulting in a loss from operations of $604,000 for 1998. Interest expense decreased by more than $703,000 or 57% for 1998 from 1997 due to the stock issued for the arrangement of continued financing from related parties.

Results of Operations.

         Revenues: The Company did not have any revenues from operations during 1998 or 1997.

         Operating costs for 1998 were $70,000, a decrease of $287,000 or 81% compared to operating costs of $357,000 for 1997. The primary reason that operating expenses decreased from 1997 is a result of having no airships in operation during any part of 1998. Operating costs primarily relate to usage of the Company's one operational gondola and the utilization of the support vehicles.

         Selling, general and administrative costs for 1998 were $534,000, a decrease of $203,000 or 28% compared to costs of $737,000 for 1997. The Company incurred an increase of $263,000 in professional fees during 1997 with respect to the Company's filing of its 1994, 1995 and 1996 annual reports with the Securities Exchange Commission.

         Interest expense: Interest expense for 1998 was $542,000, a decrease of $703,000 or 57% from interest expense of $1,245,000 in 1997. This decrease was due to the decrease in debt during 1998 to Trans Continental Leasing, Inc. ("TC Leasing") and advances from Trans Continental Airlines, Inc. ("Trans Continental") and Louis J. Pearlman.

LIQUIDITY AND CAPITAL RESOURCES

         As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $139,000 at December 31, 1998. During the years ended December 31, 1999, 1998 and 1997, the Company did not generate any revenues from airship operations. The Company also reported net losses of $4,149,000, $999,000 and $2,294,000 for the years ended December 31, 1999, 1998 and 1997, respectively and had working capital deficiencies of $4,389,000 and $3,047,000 at 1999 and 1998, respectively. The Company's auditor noted in its report in each year that these conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

         While the Company believes that its plans for additional funding or for obtaining a possible business combination have a reasonable possibility of improving the Company's financial situation and ensuring the continuation of its business, there can be no assurance that the Company will be successful in carrying out its plans and the failure to achieve them could have a material adverse effect on the Company. On March 28, 2000, the Company signed a letter of intent to acquire WeBeCD.com, Inc., a private New York software company whose technology transfers regular CD's, DVD's and other electronic media into intelligent e-commerce vehicles. Although a letter of intent has been signed between the parties, no binding agreement or commitment has yet been executed. Any such agreement or commitment that is reached may be on terms that substantially differ from those set forth in the letter of intent. Consummation of any such agreement or commitment would be subject to the satisfaction of various conditions and there can be no assurance that any transaction will occur.

         During 1999, the Company's operations used $1,827,000 compared to using approximately $1,319,000 during 1998. This decrease in cash used by operations was primarily attributable to the net loss during 1999 in the amount of $4,569,000 and a reduction in accounts payable during 1999 in the amount of $818,000. This was offset by noncash transactions during 1999 for impairment of long lived assets in the amount of $1,677,000 and the issuance of common stock as compensation and services in the amount of $1,408,000.

         During 1998, the Company's operations used $1,319,000 compared to using approximately $2,283,000 during 1997. This decrease in cash used by operations was primarily attributable to the net loss during 1999 and decrease in accounts payable during 1998 in the amount of $491,000.

         Cash was provided by investing activities in the amount of $261,000 and used by investing activities in the amount of $159,000 in 1998 and 1997, respectively for working capital loans to certain related parties. See "Certain Relationships and Related Transactions."

         Cash was provided by financing activities in the amount of $1,828,000 and $1,056,000 in 1999 and 1998, respectively. Cash provided by financing activities in 1999 and 1998 was primarily from the working capital financing provided by Trans Continental.

         Cash was provided by financing activities in the amount of $1,056,000 and $2,442,000 in 1998 and 1997, respectively. Cash provided by financing activities in 1998 and 1997 was primarily from the working capital financing provided by Trans Continental. Also in 1997, the Company obtained additional financing from TC Leasing in the amount of 4,787,000. This financing was obtained by TC Leasing from Norwest Equipment Finance, Inc. The Company used these funds to repay debt owed to Senstar Capital Corporation in the amount of $3,003,000 and for working capital.

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


         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company is required to adopt SAB 101 no later than its quarter ended June 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or results of operations.


YEAR 2000 SYSTEM COSTS

         For the purposes of Year 2000 compliance, the corporate MIS department has managed the task of verifying that all of the Company's internal transaction processing systems are date compliant. This process was initiated in order to ensure the Company would be able to continue operations without disruption after January 1, 2000. As of the date of this filing, the Company's principal transaction processing software through which nearly all of the Company's business is transacted has not experienced any significant problems associated with Year 2000 date compliance. The Company also utilizes electronic data exchange systems operated by third parties, as well as computers, software, telephone systems and other equipment used internally. None of these systems have experienced any significant Year 2000 compliance problems.

         Historical and estimated costs in preparation for Year 2000 compliance to this point have not been material. Although future anticipated costs are difficult to estimate with any certainty, the Company does not anticipate any future material expenditures related to Year 2000 compliance.

         At the current time, the Company's anticipates that all systems and applications will remain Year 2000 compliant. There can be no assurance, however, of complete compliance based on the status to date. It is unlikely that any single system will have an adverse effect on the Company as a whole. If a problem were to occur, contingency plans will involve the procurement of standardized commercial off-the-shelf replacement modules for internal applications and business functions as well as replacing noncompliant third party software with software that is Year 2000 compliant. At present there are no indications that contingency plans will be necessary or that there will be revenue disruptions, however, there can be no assurances that future disruptions will not occur.

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL

         Grant Thornton LLP ("Grant Thornton") had served as the Company's independent accountants from 1993 through June 24, 1997, when Grant Thornton was dismissed as a result of the Company's budgetary concerns. There had been no reports issued by Grant Thornton for the year ended December 31, 1994 and any subsequent interim period prior to the date of such dismissal. Prior to the date of dismissal, the Company did not have any disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor had there been a "reportable event" with Grant Thornton, as described in Items 304(a)(1)(iv) and (v) of Regulation S-K. Grant Thornton's report on the financial statements for the year ended December 31, 1993 included a modification paragraph as to uncertainty, including matters giving rise to substantial doubt as to the Company's ability to continue as a going concern. Upon recommendation of the Audit Committee of the Board of Directors, the Board selected Meeks, Dorman & Company, PA as its new independent accountant with respect to the fiscal years ending December 31, 1994 and thereafter.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information, as of December 31, 1999, concerning each director and executive officer of the Company.

                          Positions with
Name                Age   the Company                  Position Held Since
----                ---   -----------                  -------------------
Louis J. Pearlman   45    Chairman of the Board of     June 1982
                          Directors, President and
                          Chief Executive and
                          Operating Officer and
                          Treasurer

Alan A. Siegel      36    Secretary and Director       October 1989

James J. Ryan       51    Director                     July 1986


         The following sets forth the business experience of each director, executive officer, including principal occupations, at present and for at least the past five years.

         Louis J. Pearlman has been Chairman of the Board, President, Chief Executive and Operating Officer and Treasurer of the Company, and a Director of the Company, since June 1982. Since November 1976, Mr. Pearlman has been President and Chief Operating Officer, a director and a 21% shareholder of Trans Continental Airlines, Inc. ("Trans Continental"). Mr. Pearlman currently devotes approximately 50% of his time to the affairs of Trans Continental and the remainder of his time to the affairs of the Company. See "Certain Relationships and Related Transactions."

         Alan A. Siegel has been Secretary of the Company since October 1989 and a director of the Company since December 1991. From 1985 to 1989, Mr. Siegel was Senior Account Manager of the Company and since 1989 has served as the Company's General Manager. Mr. Siegel has also been Senior Account Manager for Trans Continental since 1986. Mr. Siegel currently devotes approximately 50% of his time to the affairs of Trans Continental and the remainder of his time to the affairs of the Company. See "Certain Relationships and Related Transactions."

         James J. Ryan has been a director of the Company since July 1986. Mr. Ryan served as Executive Director of Sedgwick Aviation of North America, an international insurance brokerage firm, from 1994 until 1999. Until 1994, for more than 20 years, he had been employed with Alexander and Alexander Inc., an international insurance brokerage firm (and its predecessor firm), where he most recently held the title of Senior Vice President of the Aviation and Aerospace Division.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer for services rendered in all capacities to the Company for the three years ended December 31, 1999 and all officers who earned over $100,000 (the "Named Executive Officers"). No other executive officer's or employee's annual salary and bonus exceeded $100,000 during the Company's past three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                              ANNUAL COMPENSATION                    COMPENSATION
                                 ------------------------------------------------   ---------------
                                                                                      SECURITIES
                                                                 OTHER ANNUAL         UNDERLYING
 NAME AND PRINCIPAL POSITION     YEAR   SALARY ($)   BONUS ($)   COMPENSATION ($)   OPTIONS/SARs(#)
 ---------------------------     ----   ----------   ---------   ----------------   ---------------
 Louis J. Pearlman               1999       --           --                   (1)         --
   Chairman, President, Chief    1998       --           --                   --          --
   Executive and Operating       1997       --           --                   --          --
   Officer and Treasurer

 Alan A. Siegel                  1999    $25,000         --                   (2)         --
   Secretary and                 1998       --           --                   --          --
   Director                      1997       --           --                   --          --


----------
1. Represents 3,000,000 shares of the Company's common stock issued to Mr. Pearlman in consideration of services rendered and the waiver and deduction of salary payable by the Company.

2. Represents 1,000,000 shares of the Company's common stock issued to Mr. Siegel in consideration of services rendered and the waiver and deduction of salary payable by the Company. The Company also issued 1,000,000 shares of common stock to Frank Sicoli, an employee of the Company, in consideration of services rendered.

DIRECTOR'S COMPENSATION

         Directors who are not employees of the Company are compensated at a rate of $500 for each meeting of the full Board of Directors which they attend in person, up to a maximum of $2,000 in any one year, plus expenses for attending such meetings. Officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

                           OPTIONS/SAR GRANTS IN 1999

         There were no option grants in 1999.

                     AGGREGATE OPTION EXERCISES IN 1999 AND
                       1999 FISCAL YEAR-END OPTION VALUES

         There were no option exercises in 1999.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of shares of Common Stock beneficially owned, as of April 11, 2000, by (i) all persons known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's directors, (iii) the Company's Chief Executive Officer and the Named Executive Officers, and (iv) all executive officers and directors of the Company as a group (3 persons).

   Name and Address                        Number of Shares   Percent of Class
   ----------------                        ----------------   ----------------
   Louis J. Pearlman(1)(2)(4)...........    18,469,153              26.5%
   Alan A. Siegel(1)....................     1,051,130               1.5%
   James J. Ryan(1)(3)..................       530,000                  *
   Trans Continental Airlines, Inc.(4)..     7,666,862                11%
   All officers and directors as a
   group (3 persons)....................    20,050,283              28.8%

----------
*   Less than 1%.

(1) The business address of each person is c/o Entertainment International Ltd., 7380 Sand Lake Road, Suite 350, Orlando, Florida 32819.

(2) Represents: (i) 8,802,291 shares of the Company's common stock; (ii) warrants exercisable for 2,000,000 shares of the Company's Common Stock; and
    (iii) 7,666,562 shares of the Company's common stock owned of record by Trans Continental Airlines, Inc. ("Trans Continental"). Mr. Pearlman is the President and Chief Operating Officer, a director and an approximately 21% owner of the issued and outstanding shares of Trans Continental.

(3) Includes options to purchase 500,000 shares of the Company's common stock.

(4) Represents: (i) 3,666,862 shares of common stock issued to Trans Continental in consideration for its guaranty of certain loans to the Company; and (ii) 1,000,000 shares of common stock issued to Trans Continental for entering into a line of credit of $150,000 with the Company in July 1998, and (iii) 3,000,000 shares of the Company's common stock issued to Trans Continental in consideration for continuing to provide lines of credit and funding the ongoing costs and expenses of the Company. The 3,666,862 shares of common stock were granted to Trans Continental in consideration for its guaranty of the Company's obligations under the loans with Allstate Financial Corporation, Phoenixcor., Inc. Senstar Capital Corporation, the Argentina Lease Agreement and the Argentina Operations Agreement with Mastellone Hnos, S.A., and a corporate credit card issued for the Company's benefit. See "Certain Relationships and Related Transactions."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since May 7, 1996, the Company has subleased approximately 500 square feet of office space from Trans Continental Airlines, Inc. on a month-to-month basis for monthly rental payments of approximately $770.

         In April 1999, the Company issued to Louis J. Pearlman 3,000,000 shares of the Company's common stock in consideration for services rendered and the waiver and deduction of salary payable by the Company to Mr. Pearlman.

         In January 2000, the Company granted James J. Ryan the option to purchase 500,000 shares of the Company's common stock at a price of $.01 per share in consideration for services rendered to the Company by Mr. Ryan.

         In January 1999, the Company issued to Alan Siegel 1,000,000 shares of the Company's common stock in consideration for services rendered and the waiver and deduction of salary payable by the Company to Mr. Siegel during the period from 1985 through 1998. In addition, 1,000,000 shares, 500,000 shares and 250,000 shares of the Company's common stock was issued to Frank Sicoli, Scott Bennett and Francisco Vasquez, respectively, for services rendered to the Company.

         In April, 1999, the Company issued to Trans Continental 3,000,000 shares of the Company's common stock in consideration for continuing to provide lines of credit and funding the ongoing costs and expenses of the Company. On July 29, 1998, the Company issued to Trans Continental 1,000,000 shares of the Company's common stock in consideration of Trans Continental granting to the Company a $150,000 line of credit. Mr. Louis J. Pearlman owns 21% of Trans Continental and is Trans Continental's Chairman of the Board, President and principal shareholder.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                            Page
                                                                            ----
     (a)(1) The following financial statements of the Company are filed herewith:

            A.   Report of Independent Certified
                 Accountant.......................................          F-1

            B.   Balance Sheets for the years ended December 31,
                 1999 and 1998....................................          F-2

            C.   Statements of Operations for the years
                 ended December 31, 1999, 1998 and 1997...........          F-3

            D.   Statements of Changes in Stockholders'
                 Deficit for the years ended December 31, 1999,
                 1998 and 1997....................................          F-4

            E.   Statements of Cash Flows for the years
                 ended December 31, 1999, 1998 and 1997...........          F-5

            F.   Notes to Financial Statements....................  F-6 to F-15

     (2) The following exhibits of the Company are filed herewith, unless otherwise


EXHIBIT                                                     INCORPORATED BY
NUMBER                DESCRIPTION                             REFERENCE TO
------                -----------                             ------------
 3.1    Certificate of Incorporation of the Company filed
        June 9, 1992.......................................   Exhibit 2(12)

 3.2    Amendment to Certificate of Incorporation filed
        September 18, 1984.................................   Exhibit 3(2)

 3.3    Amendment to Certificate of Incorporation filed
        April 8, 1985......................................   Exhibit 4(12)

 3.4    Amendment to Certificate of Incorporation filed
        August 1, 1986.....................................   Exhibit 5(12)

 3.5    Amendment to Certificate of Incorporation filed
        January 27, 1989...................................   Exhibit 6(12)

 3.6    Amendment to Certificate of Incorporation filed
        August 5, 1992.....................................   Exhibit 7(12)

 3.7    Certificate of Correction to Amendment of
        Certificate of Incorporation filed on
        February 26, 1993..................................   Exhibit 8(12)

 3.8    Amendment to Certificate of Incorporation filed
        February 26, 1993..................................   Exhibit 9(12)

 3.9    Certificate of Amendment to Certificate of
        Incorporation filed on June 18, 1998...............   Exhibit 3.1(20)

 3.10   Certificate of Amendment to Certificate of
        Incorporation filed on October 16, 1998............   Exhibit 3.10(21)

 3.11   By-laws of the Company.............................   Exhibit 3.9(19)

 4.1    Warrant Agreement dated February 14, 1991 between
        the Company and American Securities Transfer, Inc.
        including form of Class A Warrant and Form of
        Class B Warrant....................................   Exhibit 4.1(4)

 4.2    Warrant dated February 7, 1991 issued to
        Stephen M. Bathgate................................   Exhibit 4.2(4)

 4.3    Two warrants dated respectively December 31, 1991
        and February 25, 1992 issued to Julian M. Benscher.   Exhibit 4.3(4)

 4.4    Two warrants dated respectively February 7, 1991 and
        March 23, 1991 issued to Kenneth S. Bernstein......   Exhibit 4.4(4)

 4.5    Two warrants dated respectively February 7, 1991 and
        May 23, 1991 issued to Chatfield Dean & Co., Inc...   Exhibit 4.5(4)

 4.6    Warrant dated September 26, 1991 issued to
        Dr.Joseph C.F. Chow and Cynthia B. Chow............   Exhibit 4.6(4)

 4.7    Warrant dated September 26, 1991 issued to Cohig &
        Associates, Inc....................................   Exhibit 4.7(4)

 4.8    Warrant dated May 1, 1991 issued to Daliz
        Associates.........................................   Exhibit 4.8(4)

 4.9    Two warrants dated respectively February 8, 1990,
        and February 21, 1991 issued to Emanuel and
        Company............................................   Exhibit 4.9(4)

 4.10   Warrant dated December 10, 1991 issued to After
        Falkowitz..........................................   Exhibit 4.10(4)

 4.11   Four warrants dated respectively June 5, 1990,
        December 5, 1990, December 17, 1990, and
        February 21, 1991 issued to Alfonso Figlioia.......   Exhibit 4.11(4)

 4.12   Two warrants dated respectively, May 23, 1991 and
        February 7, 1992 issued to Sanford D. Greenberg....   Exhibit 4.12(4)

 4.13   Warrant dated December 7, 1991 issued to Edward C.
        Larkin.............................................   Exhibit 4.13(4)

 4.14   Warrant dated December 4, 1991 issued to David
        Mathis.............................................   Exhibit 4.14(4)

 4.15   Warrant dated February 7, 1991 issued to Eugene
        McColley...........................................   Exhibit 4.15(4)

 4.16   Warrant dated February, 1992 issued to Nour
        Collection, Inc....................................   Exhibit 4.16(4)

 4.17   Warrant dated November 3, 1989 issued to ORIX
        Commercial Credit Corporation ("ORIX").............   Exhibit 10.29(5)

 4.18   Warrant date February, 1992 issued to Chahram
        Pahlavi............................................   Exhibit 4.18(4)

 4.19   Warrant dated April 7, 1992 issued to Jim
        Ryan...............................................   Exhibit 4.19(4)

 4.20   Warrant dated May 1, 1992 issued to Sterling Capital
        Group, Inc.........................................   Exhibit 4.20(4)

 4.21   Warrant dated May 1, 1991 issued to Jonathan
        Turk...............................................   Exhibit 4.21(4)

 4.22   Warrant dated February 7, 1991 issued to Steven R.
        Hinkle.............................................   Exhibit 4.22(4)

 4.23   Warrant dated April 1, 1992 issued to Simon
        Zamet..............................................   Exhibit 4.23(4)

 4.24   Warrant dated May 8, 1992 issued to Louis J.
        Pearlman...........................................   Exhibit 4.24(6)

 4.25   Two Warrants dated April 17, 1992 issued to Emanuel
        and Company........................................   Exhibit 4.25(6)

 4.26   Representatives' Preferred Stock Warrant issued to
        Emanuel and Company and Chatfield Dean & Co., Inc..   Exhibit 4.26(6)

 4.27   Action by Written Consent of the Board of Directors
        dated April 15, 1997 extending warrant granted to
        Louis J. Pearlman..................................   Exhibit 4.27

10.1    Amended and Restated Loan Agreement dated as May 8,
        1992 between the Company and Louis J. Pearlman.....   Exhibit 10.1(6)

10.2    Form of Subscription Agreement between the Company
        and certain investors relating to the 1992
        Private Placement..................................   Exhibit 10.2(6)

10.3    Letter Agreement dated April 17, 1992 between the
        Company and Emanuel and Company in connection with
        the 1992 Private Placement.........................   Exhibit 10.3(6)

10.4    Incentive Stock Option Plan as amended, of the
        Company............................................   Exhibit 10.2(1)

10.5    Amendment to Incentive Stock Option Plan dated
        December 9, 1991...................................   Exhibit 10.2(4)

10.6    Aerial Airship Agreement dated October 26, 1987 by
        and between the Company and the Metropolitan Life
        Insurance Company ("MetLife")......................   Exhibit 10.29(7)

10.7    Amendment dated as of March 15, 1988 to the
        Advertising Agreement between the Company and
        MetLife............................................   Exhibit B.1(3)

10.8    Amendment dated as of March 15, 1988 to the Aerial
        Advertising Agreement between the Company and
        MetLife............................................   Exhibit 10.14(5)

10.9    Amendment dated as of March 15, 1988 to the Aerial
        Advertising Agreement between the Company and
        MetLife............................................   Exhibit 10.15(5)

10.10   Amendment dated as of March 15, 1988 to the Aerial
        Advertising Agreement between the Company and
        MetLife............................................   Exhibit 19.4(8)

10.11   Airship Advertising Agreement dated as to April 27,
        1990 between the Company, Airship Industries (USA),
        Inc. ("AIUSA") and Anheuser Busch Companies, Inc.
        ("Anheuser").......................................   Exhibit 10.8(4)

10.12   Termination Agreement dated as of January 1, 1991
        between the Company, Anheuser, and AIUSA...........   Exhibit 19.2(8)

10.13   Airship Advertising Agreement dated as of January 1,
        1951 between the Company and Anheuser..............   Exhibit 19.3(8)

10.14   Amendment to Airship Advertising Agreement dated
        May 31, 1991 between the Company and Anheuser......   Exhibit 10.11(4)

10.15   Passenger Airship Agreement dated May 31, 1991
        between the Company and Anheuser...................   Exhibit 19.12(4)

10.16   Airship Advertising Agreement dated March 12, 1992
        between the Company and Anheuser...................   Exhibit 10.13(4)

10.17   Term Loan Agreement dated as of February 27, 1990
        between State Bank of South Australia and the
        Company in the principal amount of $250,000........   Exhibit 10.3(9)

10.18   Airship Lease dated February 27, 1990 between the
        Company and the State Bank of South Australia
        together with Lease Supplement No. 1 thereto.......   Exhibit 10.23(5)

10.19   Subordination Agreement dated February 27, 1990,
        between the Company, State Bank of South
        Australia and Louis J. Pearlman....................   Exhibit 10.16(4)

10.20   Line of Credit Agreement dated December 31, 1991
        between Julian Benscher and the Company in the
        amount of $1,000,000, as amended on February 20,
        1992 and Secured and Credit Note dated December 31,
        1991 from the Company to Julian Benscher in the
        principal amount of $1,000,000.....................   Exhibit 10.17(4)

10.21   Loan Agreement dated December 8, 1988 between the
        Company and Louis J. Pearlman relating to a loan
        of $500,000........................................   Exhibit C.1(3)

10.22   Promissory note dated December 8, 1988 of the
        Company............................................   Exhibit D.1(3)

10.23   Demand Note dated as of December 31, 1988 of the
        Company to Louis J. Pearlman, in the principal
        amount of $324,929.76..............................   Exhibit H.1(3)

10.24   Term Note for the principal amount of $850,000 dated
        January 31, 1990 from the Company to Louis J.
        Pearlman...........................................   Exhibit 10.21(4)

10.25   Stock Option Agreement dated January 1, 1989 between
        the Company and Louis J. Pearlman to purchase
        1,000,000 shares...................................   Exhibit E.1(3)

10.26   Amendment to Stock Option Agreement between the
        Company and Louis J. Pearlman dated as of
        February 7, 1991...................................   Exhibit 10.24(4)

10.27   Exchange Agreement dated January 29, 1992 between
        Slingsby Aviation Limited and the Company..........   Exhibit 10.28(4)

10.28   Purchase Agreement Assignment dated November 2, 1989
        between the Company and ORIX and Consent by
        Airship UK.........................................   Exhibit 10.26(5)

10.29   Letter of Credit dated November 2, 1989 between the
        Company and ORIX...................................   Exhibit 10.309(5)

10.30   Assignment of (MetLife) Aerial Advertising Agreement
        and Consent dated as of November 2, 1989 between
        the Company and Airship (UK).......................   Exhibit 10.27(5)

10.31   Guaranty of Louis J. Pearlman in favor of ORIX dated
        as of November 2, 1989.............................   Exhibit 10.28(5)

10.32   Note and Warrant Purchase Agreement dated as of
        November 2, 1989 between the Company and ORIX......   Exhibit 109.33(5)

10.33   Agreement dated November 12, 1990 among the Company,
        the Receiver for Airship UK, AIUSA and others......   Exhibit 10.30(10)

10.34   Corporate Financial Consulting Agreement dated
        February 14, 1991 between the Company and
        Cohig & Associates.................................   Exhibit 10.38(4)

10.35   Engagement Letter dated September 22, 1988 between
        Emanuel and Company and the Company................   Exhibit K.1(3)

10.36   Agreement dated August 28, 1992 between Seoul
        Olympic Sports Promotion Foundation and the
        Company............................................   Exhibit 10.45(11)

10.37   Fifth Amendment to Aerial Advertising Agreement
        effective as of September 1, 1992 between
        Metropolitan Life and the Company..................   Exhibit 10.46(11)

10.38   Loan Agreement dated October 14, 1992 between Sequel
        Capital Corporation and the Company................   Exhibit 10.47(11)

10.39   Agreement dated December 17, 1992 between J&B
        Enterprises Limited (UK) Corp., Julian Benscher
        and the Company....................................   Exhibit 10.48(11)

10.40   Airship Mortgage dated December 17, 1992 between the
        Company and J&B Enterprises Limited (UK) Corp......   Exhibit 10.49(11)

10.41   Employment Agreement dated as of December 31, 1992
        between the Company and Seth Bobet.................   Exhibit 10.50(11)

10.42   Employment Agreement dated as of December 31, 1992
        between the Company and Alan Siegel................   Exhibit 10.51(11)

10.43   Employment Agreement dated as of December 31, 1992
        between the Company and Frank Sicoli...............   Exhibit 10.52(11)

10.44   Amended Employment Agreement dated as of
        February 15, 1993 between the Company and
        Louis J. Pearlman..................................   Exhibit 10.53(11)

10.45   Second Amendment to Stock Option Agreement between
        the Company and Louis J. Pearlman dated as of
        February 15, 1993..................................   Exhibit 10.54(11)

10.46   Mast Sale Agreement dated December 30, 1992 between
        J&B Enterprises Limited (UK) Corp., Julian
        Benscher and the Company...........................   Exhibit 10.55(11)

10.47   Mortgage dated December 30, 1992 between the Company
        and J&B Enterprises Limited (UK) Corp..............   Exhibit 10.56(11)

10.48   Subscription Agreements between the Company and
        certain investors relating to the 1992 Private
        Placement..........................................   Exhibit 10.57(11)

10.49   Sublease Agreement between Westinghouse Airships,
        Inc. and the Company dated November 9, 1992........   Exhibit 10.58(13)

10.50   Amendment to Sublease Agreement between Westinghouse
        Airships, Inc. and the Company dated November 9,
        1992...............................................   Exhibit 10.59(13)

10.51   Lease Agreement between Sand Lake IV-A Limited
        Partnership and the Company dated February 25,
        1991...............................................   Exhibit 10.60(13)

10.52   Lease Agreement between T&L Leasing and the Company
        dated January 13, 1992.............................   Exhibit 10.61(13)

10.53   Lease Agreement between Westdeutsche Luftwerbung
        Theodor Wullenkemper GMBH and the Company dated
        May 16, 1993.......................................   Exhibit 10.52(15)

10.54   Manufacturers Agreement between WDL
        Luftschiffgesellschaft MBH and the Company dated
        May 16, 1993.......................................   Exhibit 10.53(15)

10.55   Escrow Agreement between and among Westdeutsche
        Lufterbung Theodor Wullenkemper GMBH & Co.,
        WDL Luftschiffgesellschaft MBH, Trans
        Continental Airlines Inc., and the Company
        dated May 15, 1993.................................   Exhibit 10.54(15)
                                                              Exhibit 10.55(15)

10.56   Aerial Advertising Agreement between the Company and
        Catamount Petroleum Limited Partnership dated
        May 28, 1993.......................................   Exhibit 10.56(15)

10.57   Amendment to Aerial Advertising Agreement between
        the Company and Catamount Petroleum Limited
        Partnership dated July 27, 1993....................   Exhibit 10.57(15)

10.58   Second Amendment to Aerial Advertising Agreement
        between the Company and Catamount Petroleum
        Limited Partnership dated August 9, 1993...........   Exhibit 10.58(15)

10.59   Third Amendment to Aerial Advertising Agreement
        between the Company and Catamount Petroleum
        Limited Partnership dated October 13, 1993.........   Exhibit 10.59(15)

10.60   Fourth Amendment to Aerial Advertising Agreement
        between the Company and Catamount Petroleum
        Limited Partnership dated November 9, 1993.........   Exhibit 10.60(15)

10.61   Aerial Advertising Agreement between Kingstreet
        Tours Limited and the Company dated as of
        January 18, 1994...................................   Exhibit 10.61(15)

10.62   Passenger Airship Agreement between Anheuser-Busch
        Companies, Inc. and the Company dated as of
        January 2, 1994....................................   Exhibit 10.62(15)

10.63   Amendment to Airship Advertising Agreement dated
        March 12, 1992, between the Company and
        Anheuser-Busch Companies, Inc. dated March 4,
        1994 and related letter agreement dated
        February 11, 1994..................................   Exhibit 10.63(15)

10.64   Amendment to note agreement dated as of November 2,
        1989 between the Company and ORIX dated January 11,
        1994...............................................   Exhibit 10.64(15)

10.65   Loan Agreement between Don Golden and the Company
        dated June 30, 1993................................   Exhibit 10.65(15)

10.66   Guarantee of Louis J. Pearlman in favor of the
        Company dated as of June 30, 1993..................   Exhibit 10.66(15)

10.67   Loan Agreement between Superboard Limited and the
        Company dated December 7, 1997.....................   Exhibit 10.67(15)

10.68   Guarantee of James Stuart Tucker in favor of the
        Company dated as of December 7, 1993...............   Exhibit 10.68(19)

10.69   Kingstreet Tours Limited Aerial Advertising
        Agreement dated January 18, 1994, by and between
        the Company and Kingstreet Tours Limited...........   Exhibit 10.69(19)

10.70   Amended and Restated Airship Advertising Agreement,
        dated July 8, 1994, by and between the Company
        and Anheuser-Busch Companies, Inc..................   Exhibit 10.70(19)

10.71   Aircraft Lease Agreement, dated December 15, 1994,
        by and between the Company and Mastellone
        Hnos., S.A.........................................   Exhibit 10.71(19)

10.72   Airship Operations Agreement, dated December 15,
        1994, by and between Airship Operations (USA),
        Inc. and Mastellone Hnos, S.A......................   Exhibit 10.72(19)

10.73   Passenger Airship Agreement. Dated as of January 2,
        1994, by and between the Company and Anheuser-
        Busch Companies, Inc...............................   Exhibit 10.73(19)

10.74   Letter Agreement Modification, dated January 11,
        1994, by and between the Company and ORIX USA
        Corporation........................................   Exhibit 10.74(19)

10.75   Amendment to Lease, dated May 12, 1994, by and
        between the Company and ORIX USA Corporation.......   Exhibit 10.75(19)

10.76   Collateral and Security Agreement, dated as of
        May 10, 1994, by and between the Company and ORIX
        USA Corporation....................................   Exhibit 10.76(19)

10.77   Aircraft Collateral Funding Repayment Agreement,
        dated as of November 16, 1994, by and between
        the Company and Allstate Financial Corporation.....   Exhibit 10.77(19)

10.78   Guaranty, dated December 6, 1994, of Louis J.
        Pearlman...........................................   Exhibit 10.78(19)

10.79   Guaranty, dated December 6, 1994, of
        Trans-Continental Airlines. Inc....................   Exhibit 10.79(19)

10.80   Aircraft Lease Agreement, dated as of May 31, 1995,
        by and between Trans Continental Leasing, Inc.,
        as Lessor and the Company, as Lessee...............   Exhibit 10.80(19)

10.81   Full Warranty Bill of Sale, dated as of May 31,
        1994, by the Company to Trans Continental
        Leasing, Inc.......................................   Exhibit 10.81(19)

10.82   Credit Agreement, dated November 30, 1995, by and
        between the Company and Senstar Capital
        Corporation........................................   Exhibit 10.82(19)

10.83   Term Note, dated November 30, 1995, of the Company
        to Senstar Capital Corporation.....................   Exhibit 10.83(19)

10.84   Aircraft Mortgage and Security Agreement, dated
        November 30, 1995, by and between the
        Company and Senstar Capital Corporation............   Exhibit 10.84(19)

10.85   Assignment of Contract Rights, dated November 30,
        1995, by and between the Company and Senstar
        Capital Corporation................................   Exhibit 10.85(19)

10.86   Agreement of Guaranty and Suretyship, dated
        November 30, 1995, by and between Trans Continental
        Airlines and Senstar Capital Corporation...........   Exhibit 10.86(19)

10.87   Release and Settlement Agreement, dated
        September 20, 1993, by and between the Company and
        Sequel Capital Corporation and Louis J. Pearlman...   Exhibit 10.87(19)

10.88   Promissory Note, dated October 1994, of Louis J.
        Pearlman to Airship Airways, Inc...................   Exhibit 10.88(19)

10.89   Promissory Note, dated October 26, 1994, of Louis J.
        Pearlman to Airship Airways, Inc...................   Exhibit 10.89(19)

10.90   Form of Share Subscription Agreement, dated
        August 11, 1994, between the Company and...........   Exhibit 10.90(19)

10.91   List of Purchasers in the 1994 Private
        Placement..........................................   Exhibit 10.91(19)

10.92   Secured Promissory Note, dated October 26, 1994, of
        Airship Airways, Inc. to the Company...............   Exhibit 10.92(19)

10.93   Option Agreement, dated as of August 11, 1994,
        between the Company and Louis J. Pearlman..........   Exhibit 10.93(19)

10.94   Airship International Ltd. Employee Share Purchase
        Plan...............................................   Exhibit 1(18)

10.95   Amended and Restated Lease Agreement, dated June 2,
        1995, between Orix USA Corporation and The
        Company............................................   Exhibit 10.95(21)

10.96   Letter of Intent with WeBeCD.com, Inc. dated
        March 28, 2000.....................................          *

10.97   Settlement Agreement, dated as of July 27, 1999
        between the Company and WDL LUFTSCHIFFGESELLSCHAFT,
        MBH, U.S. Airship Leasing Incorporated,
        Theodor Wullenkemper, Walter Bohnke................         **

10.98   Settlement Agreement, dated as of December 16, 1999
        between the Company and Gulf Oil Limited Partnership
        f/n/a Catamount Petroleum Limited Partnership......          *

11.1    Statement re: Computation of Per Share
        Earnings...........................................          *

16.1    Letter of Wiss & Co. dated June 22,
        1993...............................................   Exhibit 16.1(14)

16.2    Letter of Grant Thornton dated July 7,
        1997...............................................   Exhibit 16(16)

16.3    Letter of Grant Thornton dated July 22,
        1997...............................................   Exhibit 16(17)

21.1    List of Subsidiaries...............................   Exhibit 21.1(19)

27.1    Financial Data Schedule............................          *

-------
 *   Filed herewith.
**   To be filed by Amendment

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

(18) The Company's Proxy Statement, as filed with the SEC on March 20, 1995.

(19) The Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(20) The Company's Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 1998.

(21) The Company's Annual Report on Form 10-K for the year ended December 31, 1998.


     (b) The Company did not file any Current Reports on Form 8-K during the last quarter of 1998:

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2000.

                               ENTERTAINMENT INTERNATIONAL LTD.

                               By: /s/ Louis J. Pearlman
                                  ---------------------------------------------
                                  Louis J. Pearlman,
                                  Chairman, President
                                     and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

       SIGNATURE                       TITLE                        DATE
       ---------                       -----                        ----

 /s/ Louis J. Pearlman
-----------------------     Chairman of the Board and           April 14, 2000
   Louis J. Pearlman        Chief Executive Officer
                            (Principal Executive and
/s/ Alan A. Siegel          Financial Officer) and Director
-----------------------
   Alan A. Siegel           Director                            April 14, 2000

/s/ James J. Ryan
-----------------------
   James J. Ryan            Director                            April 14, 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----
 A.   Report of Independent Certified Public Accountant ..........      F-1

 B.   Balance Sheets as of December 31, 1999 and 1998 ............      F-2

 C.   Statements of Operations for the years ended
      December 31, 1999, 1998, and 1997 ..........................      F-3

 D.   Statements of Changes in Stockholders' Deficit for the
      years ended December 31, 1999, 1998, and 1997 ..............      F-4

 E.   Statements of Cash Flows for the years ended
      December 31, 1999, 1998, and 1997 ..........................      F-5

 F.   Notes to Financial Statements ..............................  F-6 to F-15


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Entertainment International Ltd.
Orlando, Florida

We have audited the accompanying balance sheets of Entertainment International Ltd. as of December 31, 1999 and 1998, and the related statement of operations, stockholders' deficit, and cash flows for the years ended December 31, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entertainment International Ltd. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note B to the financial statements, the Company has experienced significant operating losses, an accumulated deficit and negative working capital at December 31, 1999 and 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Meeks, Dorman & Company, P.A.
Longwood, Florida
February 3, 2000

                        ENTERTAINMENT INTERNATIONAL LTD.
                                 BALANCE SHEETS
                                   DECEMBER 31,

                                                          1999           1998
-----------------------------------------------------------------------------------
                             ASSETS
Airships and Related Equipment:
  Airships .......................................... $     963,000   $   2,294,000
  Vehicles ..........................................       529,000         645,000
  Parts and equipment ...............................       392,000         828,000
  Airship components ................................       674,000       1,606,000
-----------------------------------------------------------------------------------
                                                          2,558,000       5,373,000
Less: Accumulated  depreciation and amortization ....      (629,000)      1,628,000
-----------------------------------------------------------------------------------
                                                          1,929,000       3,745,000
Cash and cash equivalents ...........................         1,000              --
Prepaid expenses ....................................        16,000          21,000
Other assets ........................................         6,000           6,000
-----------------------------------------------------------------------------------
                                                          1,952,000   $   3,772,000
-----------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Accounts payable ..................................       226,000   $  1,034,000
  Customer payment on future services ...............       514,000        514,000
  Insurance financing ...............................         3,000         31,000
  Accrued expense and other liabilities .............        29,000         90,000
  Obligations under capital leases ..................       839,000      1,692,000
  Notes payable .....................................            --         10,000
  Due to related parties ............................     3,221,000        540,000
-----------------------------------------------------------------------------------
    Total liabilities ...............................     4,832,000      3,911,000

Contingencies and commitments
-----------------------------------------------------------------------------------

Stockholders' Deficit:
  Common stock, $.01 par value: Authorized--
     110,000,000, issued and outstanding--68,097,000
     shares in 1999 and 55,047,000 in 1998 ..........       681,000        550,000
  Capital in excess of par value ....................    50,788,000     49,091,000
  Accumulated deficit ...............................   (54,349,000)   (49,780,000)
-----------------------------------------------------------------------------------
    Total stockholders' deficit .....................    (2,880,000       (139,000)
-----------------------------------------------------------------------------------
                                                      $   1,952,000   $  3,772,000
-----------------------------------------------------------------------------------


        The accompanying notes are an integral part of these statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                          1999            1998              1997
-----------------------------------------------------------------------------------------------------------------

Airship Revenue                                                               --               --              --
-----------------------------------------------------------------------------------------------------------------
Costs and expenses:
     Operating costs                                                     250,000           70,000         357,000
     Selling, general and administrative expenses                      1,716,000          534,000         737,000
-----------------------------------------------------------------------------------------------------------------
                                                                       1,966,000          604,000       1,094,000

Loss from operations                                                  (1,966,000)        (604,000)     (1,094,000)
-----------------------------------------------------------------------------------------------------------------
Other income (expense):
Write-down of impaired assets                                         (1,677,000)              --              --

     Gain (Loss) on sale of airship components to
        Stockholder                                                           --          (22,000)             --
Loss on retirement of airship components                                  (2,000)              --              --

Loss on settlement                                                      (258,000)              --              --

     Forgiveness of debt by stockholder                                                    88,000              --
     Realized gain on sale leaseback                                                       44,000          45,000
     Interest expense                                                   (677,000)        (542,000)     (1,245,000)
     Interest, royalties and other income                                 11,000           40,000              --
-----------------------------------------------------------------------------------------------------------------
                                                                      (2,603,000)        (392,000)     (1,200,000)
-----------------------------------------------------------------------------------------------------------------
Net loss                                                              (4,569,000)     $  (996,000)    $(2,294,000)
-----------------------------------------------------------------------------------------------------------------

Weighted average number of common shares                              62,262,000       46,736,000      42,181,000
-----------------------------------------------------------------------------------------------------------------

Net loss applicable to common shares:
     Net loss                                                         (4,569,000)     $  (996,000)    $(2,294,000)
     Abolishment of accrued preferred dividends                               --        6,508,000
     Preferred stock dividend                                                 --         (647,000)     (1,551,000)
-----------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common shares                         (4,569,000)     $ 4,865,000     $(3,845,000)
-----------------------------------------------------------------------------------------------------------------

Net income (loss) per common share                                          (.07)            $.10           $(.09)
-----------------------------------------------------------------------------------------------------------------

SIGNIFICANT AMOUNTS APPLICABLE TO
      RELATED PARTIES:

Selling, general and administrative:
     Interest expense                                                   $574,000         $334,000        $437,000


        The accompanying notes are an integral part of these statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                              Capital in Excess of
                                                                                                   Par Value
                                                Preferred Stock           Common Stock      -------------------------
                                                ---------------           ------------       Preferred     Common    Accumulated
                                             Shares     Par Value     Shares     Par Value     Stock       Stock       Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996               2,712,000     $27,000   41,002,000    $410,000   $14,444,000  $22,081,000  $(50,800,000)

Conversion of preferred stock into
  Common stock                              (253,000)     (3,000)   1,521,000      15,000         3,000      (15,000)           --
Dividends accrued on preferred stock              --          --           --           -            --           --    (1,551,000)
Net loss                                          --          --           --           -            --           --    (2,594,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               2,459,000      24,000   42,523,000     425,000    14,447,000   22,066,000   (54,645,000)
-----------------------------------------------------------------------------------------------------------------------------------

Conversion of preferred stock into
  Common stock                            (2,459,000)    (24,000)  11,524,000     115,000   (14,447,000)  14,356,000            --
Reimbursement of 1993 stock
  Subscriptions                                   --          --           --          --            --      (22,000)
Common stock issued to Trans
  Continental for obtaining line of Credit        --          --    1,000,000      10,000            --       32,000            --
Write-off of underwriter compensation             --          --           --          --            --       51,000
Capital contributions from
  Stockholders due to
  Extinguishment of debt                          --          --           --          --            --   11,886,000            --
Dividends accrued on preferred stock              --          --           --          --            --           --      (647,000)
Abolishment of dividends accrued on
  Preferred stock                                 --          --           --          --            --           --     6,508,000
Net loss                                          --          --           --          --            --           --      (996,000)
Prior period adjustment                           --          --           --          --            --      722,000            --
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998, as adjusted         --          --   55,047,000     550,000                 49,091,000   (49,780,000)
-----------------------------------------------------------------------------------------------------------------------------------
Stock issued for compensation                     --          --    5,950,000      60,000            --      774,000
Stock issued for services                         --          --    4,100,000      41,000                    533,000
Stock issued for arrangement of additional
  financing                                       --          --    3,000,000      30,000            --      390,000
Net Loss                                                                                                                (4,569,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                      --          --   68,097,000     681,000            --   50,788,000   (54,349,000)
-----------------------------------------------------------------------------------------------------------------------------------


        The accompanying notes are an integral part of these statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                               1999            1998          1997
Cash flows from operating activities
   Net loss                                                 (4,569,000)   $   (996,000)    $(2,294,000)
   Adjustments to reconcile net loss to net
      Cash flows used in operating activities:
      Depreciation and amortization                            136,000         143,000         219,000
Realized gain on sale leaseback                                   --           (44,000)        (45,000)
   Proceeds from issuance of common stock                                       92,000            --
      Loss (gain) on disposition of airships and
         related equipment                                       3,000          22,000          79,000
Impairment of long lived assets                              1,677,000            --              --
Issuance of common stock for services                        1,408,000            --              --
Issuance of common stock for interest                          420,000
      Changes in operating assets and liabilities:
         Prepaid insurance                                       5,000           1,000         (22,000)
         Other assets                                             --              --             6,000
         Accounts payable--trade                              (818,000)       (491,000)        (90,000)
         Customer payments on future services                     --              --           (39,000)
         Insurance financing                                   (28,000)        (14,000)          7,000
         Accrued expenses and other liabilities                (61,000)        (32,000)       (104,000)
                                                          --------------------------------------------
            Net cash flows used in operating activities     (1,827,000)     (1,319,000)     (2,283,000)

Cash flows from investing activities:
   Net change in due from related parties                         --           261,000        (159,000)
                                                          --------------------------------------------
      Net cash flows provided by (used in) investing
          activities                                              --           261,000        (159,000)
Cash flows from financing activities:
   Proceeds from issuance of notes payable                        --              --         4,787,000
   Principal payments on capital leases and loans             (853,000)     (1,101,000)     (4,404,000)
   Reimbursement of 1993 stock subscriptions                      --           (22,000)           --
   Changes in loans from stockholders                        2,681,000       2,179,000       2,059,000
                                                          --------------------------------------------
      Net cash flows provided by financing activities        1,828,000       1,056,000       2,442,000
                                                          --------------------------------------------
Net changes in cash and equivalents                              1,000          (2,000)           --
Cash and cash equivalents, beginning of year                      --             2,000           2,000
                                                          --------------------------------------------
Cash and equivalents, end of year                         $      1,000    $        --     $      2,000
                                                          ============================================
Supplemental information:
   Interest paid                                          $    263,000    $    542,000    $    679,000
                                                          --------------------------------------------
   Non-cash accrual of dividend on preferred stock        $       --      $    647,000    $  1,551,000
                                                          --------------------------------------------
   Non-cash abolishment of accrued preferred dividends    $       --      $  6,508,000    $       --
                                                          --------------------------------------------
   Non-cash extinguishment of debt due to stockholders    $       --      $ 11,886,000    $       --
                                                          --------------------------------------------


        The accompanying notes are an integral part of these statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997



NOTE A -- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business -- The Company operated lighter-than-air airships also commonly known as blimps, which were used to advertise and promote the products and services of the Company's clients. The Company has not operated any airships since 1995.

Cash and Equivalents -- The Company considers unrestricted short-term, highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Airships and Related Equipment -- Property and Equipment are stated at cost. Depreciation is provided by the straight line method over the estimated useful lives of the assets - 10 to 20 years (airships), 4 to 8 years (vehicles), 3 to 5 years (parts and equipment) and 2 to 3 years (improvements). Airship components are not depreciated until placed in service. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $136,000, $143,000 and $219,000,
respectively.


Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fair Market Value of Financial Statements -- Unless otherwise noted, the fair value of financial instruments approximates book value.

NOTE A -- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Net Loss Per Common Share -- The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per share," ("SFAS 128"). This pronouncement establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly-held common stock or potential common stock. SFAS 128 simplifies the standards for computing EPS and makes them comparable to international EPS standards. The pronouncement requires the presentation of net loss per common share based on the weighted average number of shares outstanding during the periods. SFAS 128 also requires presentation of diluted EPS. When losses have been incurred, warrants and options are not included since the effect would dilute loss per share, however, preferred stock dividends are included in the loss per share calculation. Therefore, diluted EPS is not presented for the Company for the years ended December 31, 1999 and 1998 because there were net losses in both years. When net income applicable to common stock is reported, warrants and options are included using the treasury stock method, provided exercise prices are less than the average market price, and when such inclusion results in further dilution. The options and warrants outstanding at December 31, 1999 all provided for exercise prices higher than the average market price.


New Accounting Standards -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for four types of hedges: hedges of changes in the fair value of assets or liabilities, firm commitments, forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 2000. The Company does not currently participate in these types of financing activities and does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheets, statements of operations, or cash flows. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company is required to adopt SAB 101 no later than its quarter ended June 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or results of operations.

NOTE B -- SIGNIFICANT UNCERTAINTIES AND MANAGEMENT'S PLANS TO OVERCOME OPERATING DIFFICULTIES AND MEET CASH REQUIREMENTS


As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $53,929,000 at December 31, 1999. During the years ended December 31, 1999, 1998 and 1997, the Company did not generate any revenues from airship operations and it reported net operating losses and negative cash flows from operating activities for each of the three years. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has relied on loans, cash advances, and guarantees from Louis Pearlman, the Company's Chairman, President and principal stockholder, and Trans Continental Airlines, Inc. ("Trans Continental") an affiliated company of which Mr. Pearlman is the Chairman, President and 21% stockholder. There can be no assurance that Mr. Pearlman and Trans Continental will make additional loans, cash advances, and guarantees on an ongoing basis. At December 31, 1999, the Company owed Trans Continental $2,821,000 (see Note C). Trans Continental has deferred repayment of such amounts for an indefinite period.

Management's plans to improve the financial position of the Company, with the goal of sustaining the Company's operations for the current year and beyond include: (1) establishing continued arrangements with Trans Continental, a company related through common directorship and ownership, to provide funding on a monthly basis, and (2) establishing goals for the acquisition of assets and operations of one or more entities, with the expectation that such business combinations, if completed, would provide additional cash flow and net income. The Company is continuing to seek candidates engaged in the entertainment industry or a media/Internet-based business for an acquisition or merger.


While the Company believes that its plans to secure additional funding or enter into a possible business combination have the reasonable capability of improving the Company's financial situation and ensuring the continuation of its business, there can be no assurance that the Company will be successful in carrying out its plans and the failure to achieve them could have a material adverse effect on the Company.

NOTE C -- RELATED PARTY TRANSACTIONS


The Company has the following net liabilities for expenses paid by related entities on behalf of the Company:

                                                                     1999                  1998
                                                                  ----------            --------

               Due to TransContinental Airlines                   $3,241,000            $713,000
               Due to TransContinental Leasing                        30,000                  --
               Due to Shape CD                                        22,000              25,000
               Due from TransContinental Records                     (69,000)           (190,000)
               Due from Chippendales Properties LLC                   (3,000)            (45,000)
               Due from Chippendales USA                                  --              37,000
                                                                  ----------            --------
                           Total                                  $3,221,000            $540,000
                                                                  ==========            ========


Office Lease -- Since May 7, 1996, the Company has subleased approximately 500 square feet of office space from Trans Continental Records, Inc. on a month-to-month basis for monthly rental payments of approximately $770. Rent plus operating expenses totaled $12,000 and $9,240 for the years ended December 31, 1999 and 1998, respectively.

Airship Storage Lease -- The Company leases space for the storage of the airships and related equipment from Mr. Julian Benscher ("Mr. Benscher"). Mr. Benscher beneficially owns less than 5.0% of the common stock of the Company at December 31, 1999. The Company has agreed to allow Mr. Benscher to use an airship, along with certain related components and equipment, in exchange for storage space at his facility. Rent expense is estimated at $4,000 per month and is offset by estimated rent income of the same amount.

Line of Credit -- On July 29, 1998, the Company issued 1,000,000 shares of common stock to Trans Continental in exchange for extending the Company a $150,000 line of credit. On April 19, 1999, the Company issued 3,000,000 shares of common stock to Trans Continental in consideration for continuing to provide lines of credit and funding the operating costs of the Company. As of December 31, 1999 and 1998, the Company had $3,241,000 and $713,000 outstanding debt with Trans Continental, respectively. The balances included interest accrued at 8.3% for each year. The Company has paid interest expense on related party debt in the amount of $574,000, $334,000 and $437,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Extinguishment of Debt -- On September 30, 1998, the Company signed agreements with Trans Continental Airlines, Inc., Transcontinental Leasing, Inc. ("TC Leasing") and Louis Pearlman, to waive certain amounts owed by the Company as of June 10, 1998. TC Leasing, Inc. is a wholly owned subsidiary of Trans Continental. In these agreements, Mr. Pearlman agreed to waive $1,265,000, consisting of advances to the Company for working capital, deferred salary, bonuses and interest. Trans Continental waived $6,868,000 advanced to the Company for lease payments, working capital, and interest. TC Leasing, Inc. waived $3,753,000, consisting of principal and interest. The extinguishment of debt by the three related parties was recorded as an addition to capital in excess of par value because all are direct or indirect shareholders.


Employee Salaries -- The Company and certain affiliates employ common employees. A portion of such employees' salaries and related benefits are allocated to the Company and such affiliated entities based on the approximate amount of time such employees devote to the Company and its affiliates. As of December 31, 1999 and 1998, the Company's allocated portion of such costs amounted to $284,000 and $228,000, respectively.


Rental Arrangement and Travel Agency Service -- Trans Continental serves as the Company's travel agent for substantially all of its travel arrangements and the Company is its principal customer. In the opinion of management, the terms and prices received from the corporation are similar to those available from other travel agencies. During 1998, the Company utilized the travel agency services for reservations, while primarily paying certain costs directly to the provider.

NOTE D -- INCOME TAXES

At December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $47,428,000 available as offsets against future taxable income. During 1991, the Company experienced changes in the Company's ownership as defined in Section 382 of the Internal Revenue Code. The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes. Operating losses incurred after the ownership change are not limited. As a result, approximately $31,773,000 of the operating losses, which occurred after the ownership change are not limited. The operating losses incurred prior to the ownership change are limited to a specified dollar amount each year. The net operating loss carryforwards expire during the years 2000 to 2015. The company also has unused investment tax credits of $140,000 which expire principally in the year 2000.


The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, consist of the following at December 31:

                                            1999               1998
------------------------------------------------------------------------

  Deferred tax assets
     Net operating loss                 $18,734,000       $14,980,000
     Investment tax creditd                 140,000           140,000
------------------------------------------------------------------------
                                         18,874,000        15,120,000
     Less: Valuation allowance           18,188,000        14,723,000
------------------------------------------------------------------------
                                            686,000           397,000
  Deferred tax liabilities:
     Airships and related equipment        (686,000)         (397,000)
                                           (686,000)         (397,000)
------------------------------------------------------------------------
  Net deferred tax asset                $        --       $        --
------------------------------------------------------------------------

The net change in the valuation allowance was approximately $4,837,000 relating to net operating losses from 1999.

NOTE E -- CAPITAL LEASE

In 1989, the Company purchased a new Skyship 600 Series airship (the "MetLife airship") from Airship UK. The airship and related equipment were financed primarily by net proceeds of $6,200,000 from a capital lease obtained through ORIX Commercial Credit Corp. ("ORIX").

In 1995, the ORIX lease was renegotiated calling for payments of principal only of $20,000 for twelve months. At the end of the initial twelve-month period, the Company began to make principal and interest payments at the rate of prime plus 1% of $40,000 for the next six months, followed by payments of $60,000 for the next six months and finally payments equaling the higher of $80,000 or 50% of the annual cash flows for the fiscal year immediately prior to the commencement of each applicable twelve-month period for the remaining term of the lease until the lease is fully amortized or a larger payment is made based upon the annual cash flow of the year. The balance under this capital lease amounted to $839,000 and $1,692,000 at December 31, 1999 and 1998, respectively.

During 1994, the leased airship was damaged and taken out of service. The remaining net book value was analyzed, written down in accordance with SFAS 121 as described in Note A, and transferred to spare parts and airship components valued at $964,000 and $2,152,000 at December 31, 1999 and 1998.

The capital lease is guaranteed by Mr. Pearlman and Trans Continental.

At December 31, 1999, future minimum lease payments of $874,000 were due in 2000 with $35,000 representing interest.


NOTE F -- OPERATING LEASE AND SETTLEMENT

Pursuant to an agreement effective May 16, 1993 (the "WDL Lease"), the Company leased a used type WDL airship to fulfill its obligations under a Gulf Oil Contract. The Company began operating this airship as the Gulf Oil Airship on June 25, 1993. On September 11, 1994, the Gulf Oil Airship was damaged in an accident and its operations ended.

On April 7, 1999, U.S. Airship Leasing, Inc. f/k/a WDL Airship, Inc. ("US Airship") commenced a suit in the Florida Circuit Court of the Ninth Judicial Circuit, Orange County, alleging that the Company entered into a lease agreement with US Airship and breached the lease by failing to make all payments due under the lease. US Airship was seeking damages of $1,488,614 plus interest, costs and other relief.

On April 8, 1999, WDL Luftschiffgesellschaft MBH ("WDL"), an affiliate of US Airship also commenced a suit alleging that the Company entered into a lease agreement pursuant to which the Company leased an airship from WDL. The suit sought $148,558 in damages plus prejudgement interest, costs and other relief.

These cases were settled on July 28, 1999 for $1,033,000. This amount was paid by Trans Continental on behalf of the Company.


NOTE G -- STOCKHOLDERS' EQUITY

Preferred Stock -- On June 10, 1998, the Company's common and preferred stockholders approved the conversion of each share of the Company's outstanding Class A 8% Cumulative Convertible Voting preferred stock, par value $.01 per share, into three shares of the Company's Common Stock, par value $.01 per share, and all outstanding preferred shares were converted to common shares. In addition, the stockholders waived their rights to the accrued but undeclared preferred dividends. The authorized but unissued shares of preferred stock were cancelled, and the number of authorized shares of common stock was increased to 110,000,000. The Company accrued $647,000 in dividends from January 1, 1998 through June 10, 1998 which brought the total dividends waived to $6,508,000.


Common Stock -- In January 1999, the Company issued to Alan Siegel 1,000,000 shares of the Company's common stock in consideration for services rendered and the waiver and deduction of salary payable by the Company to Mr. Siegel during the period from 1995 through 1998. In addition, the Company issued to other employees of the Company 1,750,000 shares of stock as compensation in connection with services rendered to the Company. The Company also issued to Louis J. Pearlman 3,000,000 shares of the Company's common stock in consideration of services rendered and the waiver of salary payable to Mr. Pearlman during the period from 1995 through 1998. (See Directors and Executive Officers of the Registrant) and 4,000,000 shares of common stock were issued to TSI Global Consultants, Ltd., a non-affiliate of the Company, in consideration of financial consulting services rendered during 1997 though March 1999. Trans Continental, an affiliate of the Company, was also issued 3,000,000 shares of common stock in consideration for continuing to provide lines of credit and funding the operating costs of the Company.

Employee Share Purchase Plan -- The Company has an employee share purchase plan (the "Plan") for employees of the Company and any present or future "subsidiary corporations." The Company intends the Plan to be an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code. The Plan was effective November 1, 1994. All employees are eligible to participate in the Plan, except that the Company may exclude any or all of the following groups of employees from any offering: (i) employees who have been employed for less than 2 years; (ii) employees whose customary employment is 20 hours or less per week;
(iii) employees whose customary employment is not more that 5 months in any calendar year; and (iv) highly compensated employees. The shares issuable under the Plan shall be common shares of the Company subject to certain restrictions up to a maximum of 1,000,000 shares. The committee shall determine the length of each offering but no offering may exceed 27 months. The option price for options granted in each offering may not be less than the lesser of (i) 85% of the fair value of the shares on the day of the offering, or (ii) 85% of the fair market value of the shares at the time the option is exercised.


Options -- Outstanding options at December 31, 1999, all of which are currently exercisable, after giving effect to adjustments through such date for anti-dilution provisions and exercisable price reductions are as follows:


                                                                          Exercise
                                                         Shares             Price        Expiration
                                                        Issuable          Per Share         Date
      ---------------------------------------------------------------------------------------------

      Warrants:
          Issued to Company President in May
          1992 in consideration of restructuring
          Terms of loans due, extended through
          May 2001.                                      2,000,000             $ .10     Through May
                                                                                         2001
      Options:
          Issued to officers and others
          in 1989 and 1991 through the Company's                                         Through
          Employee Share Purchase Plan                     165,000    $0.01 to $1.28     October 2001

NOTE H -- PRIOR PERIOD ADJUSTMENTS

Stockholders' equity has been adjusted by $763,000 for two errors in the December 31, 1998 financial statements. In 1998, the Company extinguished $11,886,000 of debt, which was treated as a capital contribution to the Company. This extinguishment of debt should also have included the recapture of deferred gain on a sale leaseback transaction from prior years. This resulted in a $722,000 gain, which should have offset the loss on the extingushment of debt. Also included in prior period adjustments is a payable of $41,000 that was discovered during the 1999 audit that related to a prior year liability.


NOTE I -- SUBSEQUENT EVENTS

In January 2000, the Company paid $100,000 and issued 1,500,000 shares of common stock to settle liabilities under an agreement with Gulf Oil Limited Partnership. The 1,500,000 shares of par value $.01 common stock were valued at $.14 per share on the date of grant or $213,872.


In January 2000, the Company granted to James J. Ryan, a director of the Company, the option to purchase 500,000 shares of the Company's $.01 par value common stock for a period of five years at a price of $.01 per share, in consideration of services rendered to the Company.


On March 28, 2000, the Company announced its letter of intent to acquire WeBeCD.com, Inc. WeBeCD.com, Inc. is a private New York software company whose technology transforms regular CD's, DVD's and other electronic media into intelligent e-commerce vehicles. The transaction is subject to, but not limited to, satisfactory due diligence, receipt of necessary approvals, and the execution of a stock purchase agreement.