Form 10-Q
period 2000-03-31
ENTERTAINMENT INTERNATIONAL LTD
filed 2000-05-15
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                    for Quarterly Period Ended March 31, 2000

                                      -OR-

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities And Exchange Act of 1934
            for the transaction period from ___________ to _________

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

                                 Yes [X] No [ ]

       The number of outstanding shares of the registrant's common stock, par value $.01 as of May 11, 2000 is 69,597,282.

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                        ENTERTAINMENT INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS


                                                     MARCH 31,      DECEMBER 31,
                                                        2000            1999
                                                   -----------      -----------

                                                      (NOTE 1)        (NOTE 1)
                  ASSETS

Airships and related equipment, net ..........     $ 1,913,000      $ 1,929,000
Cash and cash equivalents ....................           1,000            1,000
Prepaid insurance ............................          15,000           16,000
Other assets .................................           7,000            6,000
                                                   -----------      -----------
                                                   $ 1,936,000      $ 1,952,000
                                                   ===========      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
   Accounts payable -- trade .................         397,000          226,000
   Customer payments on future services ......         200,000          514,000
   Insurance financing .......................          18,000            3,000
   Accrued expenses and other liabilities ....          25,000           29,000
   Obligation under capital lease ............         615,000          839,000
   Loans payable to stockholders .............       3,560,000        3,221,000
                                                   -----------      -----------
           Total liabilities .................       4,815,000        4,832,000
                                                   -----------      -----------

STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value:
     Authorized -- 110,000,000 shares
     Issued and outstanding -- 69,597,000 and
       68,097,000 shares, respectively .......         696,000          681,000
   Capital in excess of par value ............      50,987,000       50,788,000
   Accumulated deficit .......................     (54,562,000)     (54,349,000)
                                                   -----------      -----------
       Total stockholders' deficit ...........      (2,879,000)      (2,880,000)
                                                   -----------      -----------
                                                   $ 1,936,000      $ 1,952,000
                                                   ===========      ===========


     Unaudited -- See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                        CONDENSED STATEMENT OF OPERATIONS



                                                           THREE MONTHS ENDED
                                                                 MARCH 31,

                                                           2000            1999
                                                           ----            ----
AIRSHIP REVENUES ...................................   $          0    $          0
                                                       ------------    ------------

COSTS AND EXPENSES:
   Selling, general & administrative ...............        128,000         258,000
                                                       ------------    ------------

                                                            128,000         258,000
                                                       ------------    ------------

OPERATING LOSS .....................................       (128,000)       (258,000)
                                                       ------------    ------------

OTHER INCOME (EXPENSE):
   Interest expense ................................        (85,000)        (49,000)
                                                       ------------    ------------

                                                            (85,000)        (49,000)
                                                       ------------    ------------

NET LOSS ...........................................   $   (213,000)   $   (307,000)
                                                       ============    ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING.......................................     69,363,667      57,797,000

  Net (loss) income per share ......................   $       (.00)   $       (.01)
                                                       ============    ============



     Unaudited -- See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                              THREE MONTHS ENDED
                                                                    MARCH 31,

                                                                2000        1999
                                                                ----        -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................   $(213,000)   $(307,000)
  Adjustments to reconcile net loss to net cash flows
      used in operating activities:
      Depreciation .......................................      16,000       35,000
      Changes in operating assets and liabilities ........      82,000      (78,000)
                                                              --------    ---------
  Net change in cash used for operating activities .......    (115,000)    (350,000)
                                                              --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net change in due from related parties .................     339,000       51,000
                                                              --------    ---------

  Net cash flows provided by investing activies ..........     339,000       51,000
                                                              --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock as payment of accrued
    salaries..............................................        --        186,000
   Principal payments on capital lease and notes payable .    (224,000)    (207,000)
   Net change in loans payable to stockholders ...........        --        322,000
                                                              --------    ---------

   Net cash flows provided by financing activities .......    (224,000)     301,000
                                                              --------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..................        --          2,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........       1,000         --
                                                              --------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................    $  1,000    $   2,000
                                                              ========    =========

SUPPLEMENTAL INFORMATION:

  Conversion of debt into common stock ...................   $ 214,000    $    --
                                                             =========    =========

  Interest paid ..........................................   $  16,000    $  33,000
                                                             =========    =========


     Unaudited -- See accompanying notes to condensed financial statements.

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

NOTE 2 -- STOCKHOLDERS' EQUITY:

During the three months ended March 31, 2000, the Company issued 1,500,000 shares of its common stock and paid $100,000 in cash to Gulf Oil Limited Partnership f/k/a Catamount Petroleum Limited Partnership ("Gulf Oil") in settlement of claims against the Company by Gulf Oil. The value of these shares of common stock were determined to be $.143 per share. This amount was determined by converting the liability that was accrued to Gulf Oil to reflect a price per share equivalent to the number of shares of common stock issued in the settlement agreement.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERALL FINANCIAL CONDITION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate that Entertainment International, Ltd. (the "Company") will continue as a going concern. For the first three months of 2000, the Company incurred a loss of $213,000 and had negative cash flows of $115,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage. The decrease in the Company's net loss from the same period last year was $94,000. The primary reason for this decrease was a reduction in operating expenses incurred by the Company in the first three months of this year as compared to the first three months of 1999. The Company is also experiencing a liquidity shortage.

RESULTS OF OPERATIONS

The Company had no revenue during the first three months of 2000 and 1999.

Selling, general and administrative costs for the three months ended March 31, 2000 were $128,000 as compared to $258,000 for the comparable period in 1999, a decrease of $130,000 or 50%. This decrease is directly attributable to the decrease in compensation to officers of $127,000.

Interest expense increased $36,000 or 74% to $85,000 for the three months ended March 31, 2000 from $49,000 during the same period during 1999. The increase in interest expense was directly attributable to the increase in loans from related parties.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced overall negative cash flow of $115,000 in the three-month period ended March 31 2000 due primarily to an operating cash loss of $197,000 net of the change in non-cash working capital balances related to operations. Proceeds of $339,000 from Trans Continental had a positive impact on cash flow, however, this was offset by debt reduction under the Company's capital lease obligation. The Company also had negative working capital of $4,792,000 as at March 31, 2000 compared with $4,809,000 at December 31, 1999.
Because of the continued negative cash flow, working capital and existing encumbrances on assets, the Company has relied on loans, cash advances, and guarantees from Louis Pearlman, the Company's president and principal stockholder, and TransContinental Airlines ("TCA"), a related party, and other affiliated companies of which Mr. Pearlman is the Chairman, President, and shareholder. There can be no assurance that Mr. Pearlman, TCA, and affiliates will make additional loans, cash advances, and guarantees on an ongoing basis. At March 31, 2000, the Company owed $3,560,000 to related parties. Repayment of such amounts to TCA has been deferred for an indefinite period. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans to improve the financial position of the Company, with the goal of sustaining the Company's operations for the current year and beyond include: (1) establishing continued arrangements with Trans Continental, a company related through common directorship and ownership, to provide funding on a monthly basis, and (2) establishing goals for the acquisition of assets and operations of one or more entities, with the expectation that such business combinations, if completed, would provide additional cash flow and net income. The Company is negotiating the acquisition of WeBeCD.com,Inc. ("WeBeCD"), and has entered into a letter of intent to acquire 100% of the capital stock, including options and warrants of WeBeCD. If all agreement terms are met, shares of the Company's common stock will be issued in exchange for shares of WeBeCD's common stock.

Other

The Company has approximately $47,641,000 in losses for income tax purposes available to reduce future taxable income which will begin to expire in 2005. We have no commitments for capital expenditures of a material nature in the near future.

Inflation

The Company believes that there has not been a significant impact from inflation on the Company's operations during the past three fiscal years.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Future Operating Results -- Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the acceptance of the Company by small and mid-sized businesses, and the Company's ability to manage expense levels.

Stock Price Fluctuations -- The Company's participation in a highly competitive industry often results in significant volatility in the Company's common stock price. This volatility in the stock price is a significant risk investors should consider.

Forward Looking Statements -- This report contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and elsewhere in this report, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to market its products and services; competitive conditions within the industry may change adversely; the Company may be unable to retain existing key management personnel; the Company's forecasts may not accurately anticipate market demand; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) accurately forecasting capital expenditures and (ii) obtaining new sources of external financing. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations.

                                    Part II

ITEM 1 -- LEGAL PROCEEDINGS

         Not applicable

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 14, 2000 1,500,000 shares of the Company's common stock was issued to Gulf Oil. This issuance was the result of a settlement agreement dated December 15, 1999 (Note 3).

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5 -- OTHER INFORMATION

         Not applicable

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is filed herewith:

                  Exhibit 27.1 Financial Data Schedule

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ENTERTAINMENT INTERNATIONAL LTD.

Dated:  May 11, 2000                          By: /s/ Louis J. Pearlman
                                                  ------------------------------
                                                  Louis J. Pearlman
                                                  Chairman of the Board of
                                                  Directors, President and
                                                  Treasurer (duly authorized
                                                  officer of the registrant and
                                                  principal financial officer
                                                  of the registrant)



                            STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as ...............................'TM'