Form 10-Q
period 2000-09-30
ENTERTAINMENT INTERNATIONAL LTD
filed 2000-11-20
CIK 764587

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                  for Quarterly Period Ended September 30, 2000

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

                                 Yes |X| No |_|

                     The number of outstanding shares of the
                    registrant's common stock, par value $.01
                     as of September 30, 2000 is 69,597,000

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                        ENTERTAINMENT INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          2000             1999
                                                        (NOTE 1)         (NOTE 1)
                                                       (Unaudited)      (Audited)

                                     ASSETS
Airships and related equipment, net                   $  1,880,000    $  1,929,000
Cash and cash equivalents                                       --           1,000
Prepaid insurance                                               --          16,000
Other assets                                                 4,000           6,000
                                                      ------------    ------------

                                                      $  1,884,000    $  1,952,000
                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
   Accounts payable - trade                                285,000         226,000
   Customer payments on future services                    200,000         514,000
   Accrued expenses and other liabilities                   39,000          32,000
   Obligation under capital lease                          539,000         839,000
   Loans payable to stockholders                         4,093,000       3,221,000
                                                      ------------    ------------
           Total liabilities                             5,156,000       4,832,000
                                                      ------------    ------------

STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value:
      Authorized - 110,000,000  shares
      Issued and outstanding -69,597,000
         shares and 68,097,000, respectively               696,000         681,000
   Capital in excess of par value                       50,987,000      50,788,000
   Accumulated deficit                                 (54,955,000)    (54,349,000)
                                                      ------------    ------------
      Total stockholders' deficit                       (3,272,000)     (2,880,000)
                                                      ------------    ------------

                                                      $  1,884,000    $  1,952,000
                                                      ============    ============

            See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                              SEPTEMBER  30,                   SEPTEMBER 30,

                                           2000            1999            2000             1999
                                       ------------    ------------    ------------    ------------
AIRSHIP REVENUES                       $         --    $         --    $         --    $         --
                                       ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
   Selling, general & administrative        129,000         165,000         360,000         622,000
                                       ------------    ------------    ------------    ------------

                                            129,000         165,000         360,000         622,000
                                       ------------    ------------    ------------    ------------

OPERATING LOSS                             (129,000)       (165,000)       (360,000)       (622,000)
                                       ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
      Interest expense                      (81,000)       (312,000)       (246,000)       (415,000)
      Other income                               --          11,000              --          33,000
                                       ------------    ------------    ------------    ------------

                                            (81,000)       (301,000)       (246,000)       (382,000)
                                       ------------    ------------    ------------    ------------

NET LOSS                               $   (210,000)   $   (466,000)   $   (606,000)   $ (1,004,000)
                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING                           69,597,000      57,902,000      69,526,000      57,833,000

  NET LOSS PER SHARE                   $      (0.01)   $      (0.01)   $      (0.01)   $      (0.02)
                                       ============    ============    ============    ============

            See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,

                                                                    2000          1999
                                                                 ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(606,000)   $(1,004,000)
  Adjustments to reconcile net loss to net cash flows
      used in operating activities:
      Depreciation                                                  49,000        103,000
      Realized gain on sale leaseback                                   --        (33,000)
      Changes in operating assets and liabilities                  (16,000)      (894,000)
                                                                 ---------    -----------

  Net change in cash used for operating activities                (573,000)    (1,828,000)
                                                                 ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net change in due to related parties                                  --         80,000
                                                                 ---------    -----------

  Net cash flows provided by investing activities                       --         80,000
                                                                 ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock as payment for consulting services           --        215,000
  Principal payments on capital lease and notes payable           (300,000)      (633,000)
  Net change in loans payable to stockholders                      872,000      2,131,000
                                                                 ---------    -----------

  Net cash flows provided by financing activities                  572,000      1,713,000
                                                                 ---------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (1,000)       (35,000)
                                                                 ---------    -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                             1,000             --
                                                                 ---------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $      --    $   (35,000)
                                                                 =========    ===========

SUPPLEMENTAL INFORMATION:
Non-cash financing activity:
  Conversion of debt into common stock                           $ 214,000    $        --
                                                                 =========    ===========

Cash paid for interest                                           $  20,000    $   327,000
                                                                 =========    ===========

            See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 2 - STOCKHOLDERS' EQUITY:

During the nine months ended September 30, 2000, the Company issued 1,500,000 shares of its common stock and paid $100,000 in cash to Gulf Oil Limited Partnership f/k/a Catamount Petroleum Limited Partnership ("Gulf Oil") in settlement of claims against the Company by Gulf Oil. The value of these shares of common stock were determined to be $.143 per share. This amount was determined by converting the liability that was accrued to Gulf Oil to a price per share equivalent of the number of shares of common stock issued in the settlement agreement.

In January 2000, the Company issued options to purchase 500,000 shares of its common stock at an exercise price of $.01 per share to James J. Ryan, a member of the Board of Directors, for services rendered.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERALL FINANCIAL CONDITION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate that Entertainment International, Ltd. (the "Company") will continue as a going concern. For the first nine months of 2000, the Company incurred a loss of $606,000 and had negative cash flows of $573,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage. The decrease in the Company's net loss from the same period last year was $398,000. The primary reason for this decrease was a reduction in operating expenses incurred by the Company in the first nine months of this year as compared to the first nine months of 1999. The Company is also experiencing a liquidity shortage.

RESULTS OF OPERATIONS

The Company had no revenue from operation during the first nine months of 2000 and 1999.

Selling, general and administrative costs for the nine months and three months ended September 30, 2000 were $360,000 and $129,000, respectively as compared to $622,000 and $165,000, respectively for the comparable periods in 1999. These amounts represent decreases of $262,000 and $36,000, respectively. This decrease is primarily attributable to decreased officer salary.

Interest expense decreased $169,000 or 41% to $246,000 for the nine months ended September 30, 2000 from $415,000 during the same period during 1999. The decrease in interest expense was directly attributable to the Company's obligation under capital lease approaching maturity.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced negative cash flow from operations of $573,000 in the nine-month period ended September 30, 2000 due primarily to an operating cash loss of $557,000 net of the change in non-cash working capital balances related to operations. Proceeds of $874,000 from Trans Continental Records had a positive impact on cash flow, however, this was offset by debt reduction under the Company's capital lease obligation. The Company also had negative working capital of $5,152,000 as at September 30, 2000 compared with $4,809,000 at December 31, 1999. Because of the continued negative cash flow, working capital and existing encumbrances on assets, the Company has relied on loans, cash advances, and guarantees from Louis Pearlman, the Company's president and principal stockholder, and TransContinental Airlines ("TCA"), a related party, Trans Continental Records ("TCR"), a related party, and other affiliated companies of which Mr. Pearlman is the Chairman, President, and shareholder. There can be no assurance that Mr. Pearlman, TCA, TCR, and affiliates will make additional loans, cash advances, and guarantees on an ongoing basis. At September 30, 2000, the Company owed $4,093,000 to related parties. Repayment of such amounts has been deferred for an indefinite period. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans to improve the financial position of the Company, with the goal of sustaining the Company's operations for the current year and beyond include: (1) continued arrangements with companies related through common directorship and ownership, to provide funding on a monthly basis, and (2) establishing goals for the acquisition of assets and operations of one or more entities, with the expectation that such business combinations, if completed, would provide additional cash flow and net income. On July 31, 2000, the Company signed a stock purchase agreement with WeBeCD.com, Inc. ("WeBeCD"). The agreement calls for the Company to acquire 100% of the WeBeCD capital stock outstanding, including the options and warrants of WeBeCD. If all agreement terms are met, shares of the Company's common stock will be issued in exchange for shares of WeBeCD's common stock. The Company has an anticipated closing date of December 31, 2000.

On October 25, 2000, the Company executed a Letter of Intent with EMG Holdings, a Swedish company that provides content in the premium and special products markets and coordinates music products for direct response television, to acquire all of the issued and outstanding shares of EMG in exchange for shares of the Company, to be negotiated. Although there can be no assurances, the Company anticipates that this transaction will close on December 28, 2000, contemporaneous with its annual meeting of shareholders.


Other

The Company has approximately $47,825,000 in losses for income tax purposes available to reduce future taxable income which will begin to expire in 2000. We have no commitments for capital expenditures of a material nature in the near future.

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

Part II

ITEM 1 - LEGAL PROCEEDINGS

            Not applicable

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

            On January 14, 2000, 1,500,000 shares of the Company's common stock was issued to Gulf Oil. This issuance was the result of a settlement agreement dated December 15, 1999 (Note 2).

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5 - OTHER INFORMATION

            In June 2000, Alan Siegel resigned as a member of the Board of Directors in order to focus on other activities of affiliates of the Company and to provide a vacancy for a new member in light of recent and possible future acquisitions.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a)   The following exhibit is filed herewith:

                  Exhibit 27.1 Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ENTERTAINMENT INTERNATIONAL LTD.


Dated: November 13, 2000             By: /s/ Louis J. Pearlman
                                         --------------------------
                                         Louis J. Pearlman
                                         Chairman of the Board of
                                         Directors, President and
                                         Treasurer (duly authorized
                                         officer of the registrant and
                                         principal financial officer
                                         of the registrant)