Form 10-K
period 2000-12-31
ENTERTAINMENT INTERNATIONAL LTD
filed 2001-04-02
CIK 764587

ENTERTAINMENT INTERNATIONAL LTD. 10-K

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------


                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Year Ended December 31, 2000               Commission File No. 001-14646

                          -----------------------------

                        Entertainment International, Ltd.
          -------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     New York                                          06-1113228
- ------------------------------------------------         ------------------------------------
             (State of Incorporation)                    (I.R.S. Employer Identification No.)

7380 Sand Lake Road, Suite 350, Orlando, Florida                          32819
- ------------------------------------------------         -------------------------------------
    (Address of principal executive offices)                            (Zip Code)

                (407) 351-0011
- ------------------------------------------------
         Registrant's Telephone Number

           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock, $.01 par value per share
      --------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 2000 was $6,504,558 using the closing bid price of $0.1225 on March 29, 2001.

         The number of shares of Common Stock outstanding as of March 29, 2001 was 69,597,282.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

         A list of Exhibits to this Annual Report on Form 10-K begins on page
12.

                        ENTERTAINMENT INTERNATIONAL LTD.
                              2000 FORM 10-K REPORT

                                TABLE OF CONTENTS

PART I                                                                           Page
- ------                                                                           ----
Item 1   Business ..............................................................  1

Item 2.  Properties ............................................................  1

Item 3.  Legal Proceedings .....................................................  1

Item 4.  Submission Of Matters To A Vote Of Security Holders ...................  2

PART II
- -------
Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters..  2

Item 6.  Selected Financial Data ...............................................  3

Item 7.  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations ...................................  3

Item 8   Financial Statements And Schedules ....................................  7

Item 9.  Changes In And Disagreements With Accountants On Return Accounting
         And Financial Disclosure ..............................................  7

PART III
- --------
Item 10. Directors And Executive Officers Of The Registrant ....................  8

Item 11. Executive Compensation ................................................  9

Item 12. Security Ownership Of Certain Beneficial Owners And Management ........ 10

Item 13. Certain Relationships And Related Transactions ........................ 11

Item 14. Exhibits, Financial Statements And Reports On Form 8-K ................ 12

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

                                     PART I

Item 1. Business

General

         Entertainment International, Ltd. (the "Company") operated lighter-than-air airships, which were used to advertise and promote the products and services of the Company's clients through 1995. Since that time, the Company generally has had no operations and no opportunity to commence operations in the airship industry in which it had conducted its business operations. As a result, the Company has experienced significant losses and negative cash flow since 1996 and has been funded by affiliated entities.

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

Item 3. Legal Proceedings

         From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. As of March 29, 2001 the Company was not a party to any legal proceeding which would have a material adverse effect on its financial condition.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

         The Company held a Special Meeting of Stockholders on December 28, 2000. At the Special Meeting, the Company's Stockholders ratified and approved a one-for-twenty reverse split of the Company's issued and outstanding capital stock. A total of 57,308,322 votes were cast in favor of the Reverse Split and a total of 1,942,563 votes were cast against the reverse split (with 90,644 abstentions). The Company has not yet effected the Reverse Split.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock currently trades under the symbol "ENTI." Prior to the Company changing its name to "Entertainment International Ltd.," the Company's Common Stock and Preferred Stock traded under the symbols "BLMP" and "BLMPP," respectively.

         Since July 5, 1995 (when the Company's securities were de-listed from the Nasdaq SmallCap Market) the Company's Common Stock (and Preferred Stock, until its conversion into Common Stock in June 1998 pursuant to the vote of the Company's shareholders at the Company's Annual Meeting) have traded on the over-the-counter market. The price ranges presented below represent the highest and lowest quoted bid prices during each quarter for 1999 and 2000 reported by the National Quotation Bureau, Inc. and Nasdaq. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

Common Stock


Year        Period                 Bid Information
- ----        ------                 ---------------
                                 High            Low
                                 ----            ---
1999        1st Quarter         $.39            $.09
            2nd Quarter         $.455           $.12
            3rd Quarter         $.34            $.165
            4th Quarter         $.195           $.10

2000        1st Quarter         $.745           $.12
            2nd Quarter         $.26            $.245
            3rd Quarter         $.27            $1.95
            4th Quarter         $.285           $.09

         As reported by the Nasdaq OTC Bulletin Board, on March 29, 2001 the closing bid price of the Common Stock was $0.1225 per share.

         As of March 29, 2001 there were 1,702 holders of record of the Company's Common Stock.

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

Operating Statement Data:

                                2000            1999              1998              1997              1996
                                ----            ----              ----              ----              ----
Gross                        $-           $-                  $-              $-               $-
Revenues.................
Net loss.................    $(1,646,000) $(4,569,000)        $(996,000)      $(2,294,000)     $(2,506,000)
Net earnings (loss) per
share....................    $(0.02)         $(0.07)             $.10             $(.09)           $(0.10)



Balance Sheet Data:

                                                               At December 31,
                                                               ---------------
                                       2000           1999           1998          1997             1996
                                       ----           ----           ----          ----             ----
Total Assets.....................   $ 1,095,000     $1,952,000     $3,945,000     $4,374,000      $4,496,000
Long-Term Obligations............            -              -        $10,000     $4,080,000      $3,016,000
Obligations under capital lease..      $231,000       $839,000     $1,692,000     $2,477,000      $3,158,000
Total Liabilities................   $ 5,407,000     $4,832,000     $4,765,000    $22,057,000     $18,334,000
Stockholders' deficit............   $(4,312,000)   $(2,880,000)     $(820,000)  $(17,683,000)   $(13,838,000)


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

Overview

         The Company commenced operations in August 1985 following the completion of the Company's initial public offering in June 1985. Historically, substantially all of the Company's revenues were derived from the operation of the airships pursuant to aerial advertising contracts with its clients. Since 1995, the Company generally has had no operations and no opportunity to commence operations in the airship industry in which it had conducted its business operations. As a result, the Company has experienced significant losses and negative cash flow since 1995 and has been funded by affiliated entities. The Company's strategy for the future is to acquire new business operations or merge(through a direct, indirect, reverse or other form of merger) with an entity that has ongoing business operations.

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

         Although a letter of intent has been signed between the WeBeCD.com parties, no binding agreement or commitment has yet been executed. Any such agreement or commitment that is reached may be on terms that substantially differ from those set forth in the letter of intent. Consummation of any such agreement or commitment would be subject to the satisfaction of various conditions and there can be no assurance that any transaction will occur.

         On January 12, 2001, the Company signed a stock purchase agreement to purchase all of the outstanding shares of EMG, including options and warrants convertible into common stock, for a negotiated number of shares of the Company's common stock for each one share of EMG stock owned. The agreement called for the issuance of up to 4,000,000 shares of the Company's common stock based on achieving certain levels of revenue of up to $23.5 million for the fiscal year ended December 31, 2001. On March 16, 2001, the Company terminated its proposed acquisition of EMG due to EMG's failure to meet in a timely fashion in accordance with the terms of the stock purchase agreement various conditions of closing, including among others, to provide the required financial statements, opinions of counsel, good standing certificates and agreements with various third parties, all as specified in the stock purchase agreement.

         The Company has been approached by entities which have expressed an interest in effecting an acquisition or merger of the Company primarily due to the fact that the Company is a publicly-held corporation. In addition, the Company has incurred Net Operating Losses ("NOLs") which, to a lessor degree, may make the Company attractive to a prospective suitor.

Year Ended December 31, 2000, as compared to Year Ended December 31, 1999

         Overall Financial Situation. The Company had a stockholder's deficit at December 31, 2000 in the amount of $4,312,000, an increase of $1,432,000 from the stockholders' deficit at December 31, 1999 of $2,880,000. This increase is primarily due to the net loss of $1,646,000 offset by the issuance of common stock totaling $214,000 of debt repayment. The Company did not have revenues during 2000 or 1999. Operating costs were substantially lower in 2000 than in 1999 by approximately $168,000 or 67%. In addition, selling general and administrative expenses decreased significantly from 1999 by $1,318,000 or 77%, resulting in a loss from operations of $480,000 for 2000. Interest expense decreased by more than $349,000 or 52% for 2000 from 1999 due to the stock issued for the arrangement of continued financing from related parties in 1999.

         Results of Operations.

         The Company did not have any revenues from operations during 2000 or 1999.

         Operating costs for 2000 were $82,000, a decrease of $168,000 or 67% compared to operating costs of $250,000 for 1999, primarily as a result of the elimination of depreciation expense on assets reclassified as held for sale.

         Selling, general and administrative costs for 2000 were $398,000, a decrease of $1,318,000 or 77% compared to costs of $1,716,000 for 1999. This decrease is primarily attributable to common stock issued as employee compensation in the amount of $616,375 and as consulting compensation in the amount of $574,000 during 1999.

         Interest expense for 2000 was $328,000, a decrease of $349,000 or 52% from interest expense of $677,000 in 1999. This decrease was due to the common stock issued for the arrangement of continued financing during 1999 from Trans Continental Airlines, Inc.

         Year Ended December 31, 1999, as compared to Year Ended December 31,
         1998

         Overall Financial Situation. The Company had a stockholder's deficit at December 31, 1999 in the amount of $2,880,000, an increase of $2,741,000 from the stockholders' deficit at December 31, 1998 of $139,000. This increase is primarily due to the net loss of $4,569,000 offset by the issuance of common stock totaling $1,697,000 in the form of employee compensation, consultant services and for the arrangement of continued financing from related parties. The Company did not have revenues during 1999 or 1998. Operating costs were substantially higher in 1999 than in 1998 by approximately $180,000 or 257%. In addition, selling general and administrative expenses increased significantly from 1998 by $1,182,000 or 221%, resulting in a loss from operations of $1,966,000 for 1999. Interest expense increased by more than $135,000 or 25% for 1999 from 1998 due to the stock issued for the arrangement of continued financing from related parties in 1998.

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

         Interest expense for 1999 was $667,000, an increase of $135,000 or 25% from interest expense of $542,000 in 1998. This increase was due to the common stock issued for the arrangement of continued financing during 1998 from Trans Continental Airlines, Inc. ("Trans Continental") and Louis J. Pearlman.

Liquidity and Capital Resources

         As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $55,996,000 at December 31, 2000. During the years ended December 31, 2000, 1999, and 1998, the Company did not generate any revenues from airship operations. The Company also reported net losses of $1,646,000, $4,569,000, and $996,000 for the years ended December 31, 2000, 1999, and 1998, respectively and had working capital deficiencies of $4,316,000 and $4,815,000 at 2000 and 1999, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plan to improve the financial position and operations with the goal of sustaining the Company's operations for the next twelve months and beyond include:

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

         During 2000, the Company's operations used $789,000 compared to using approximately $1,827,000 during 1999. This decrease in cash used by operations was primarily attributable to the net loss during 1999 and decrease in accounts payable during 1999 in the amount of $818,000.

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

         Cash was provided by financing activities in the amount of $546,000 and $1,828,000 in 2000 and 1999, respectively. Cash provided by financing activities in 2000, 1999 and 1998 was primarily from the working capital financing provided by Trans Continental.

Impact of Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires recognition of the fair value of derivatives in the statement of financial position, with changes in the fair value recognized either in earnings or as a component of other comprehensive income dependent upon the nature of the derivative. SFAS No. 133 was adopted by the Company in 1999 and has not had a material effect on the consolidated financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company adopted SAB 101 in 2000. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or results of operations.

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

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth information, as of December 31, 2000, concerning each director and executive officer of the Company.


                                Positions with
Name                   Age      the Company                 Position Held Since
- ----                   ---      -----------                 -------------------
Louis J. Pearlman       46      Chairman of the                  June 1982
                                Board of Directors,
                                President and Chief
                                Executive and
                                Operating Officer and
                                Treasurer

James J. Ryan           52      Director                         July 1986


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

         The Company's directors are elected for a period of one year and until their successors are duly elected and qualified. There are currently two members of the Board of Directors. Alan A. Siegel resigned as director of the Company as of June 1, 2000.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company, and written representations received by the Company from certain reporting persons, the Company believes that for the year ended December 31, 2000 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.

Item 11. Executive Compensation

         The following table summarizes all compensation earned by or paid to the Company's Chief Executive Officer for services rendered in all capacities to the Company for the three years ended December 31, 2000 and all officers who earned over $100,000 (the "Named Executive Officers"). No other executive officer's or employee's annual salary and bonus exceeded $100,000 during the Company's past three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                                           Long-Term
                                                            Annual Compensation                           Compensation
                                         -----------------------------------------------------------    ----------------
                                                                                                           Securities
                                                                                   Other Annual            Underlying
Name and Principal Position               Year   Salary ($)      Bonus ($)       Compensation ($)       Options/SARs(#)
- ---------------------------               ----   ----------      ---------       ----------------       ---------------
Louis J. Pearlman                         2000           --             --                    --                     --
 Chairman, President, Chief               1999           --             --                    (1)                    --
 Executive and Operating Officer and      1998           --             --                    --                     --
 Treasurer

Alan A. Siegal                            2000           --             --                    --                     --
 Secretary and                            1999           --             --                    (2)                    --
 Director                                 1998           --             --                    --                     --


- -------------------
(1) Represents 3,000,000 shares of the Company's common stock issued to Mr. Pearlman in consideration of services rendered and the waiver and deduction of salary payable by the Company.

(2) Represents 1,000,000 shares of the Company's common stock issued to Mr. Siegal in consideration of services rendered and the waiver and deduction of salary payable by the Company. Mr. Siegal resigned as a director of the Company effective as of June 1, 2000.

Director's Compensation

         Directors who are not employees of the Company are compensated at a rate of $500 for each meeting of the full Board of Directors which they attend in person, up to a maximum of $2,000 in any one year, plus expenses for attending such meetings. Officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

                           OPTIONS/SAR GRANTS IN 2000

         There were no option grants in 2000.

                     AGGREGATE OPTION EXERCISES IN 2000 AND
                       2000 FISCAL YEAR-END OPTION VALUES

         There were no option exercises in 2000.

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

         Name and Address                                       Number of Shares         Percent of Class
         ----------------                                       ----------------         ----------------

         Louis J. Pearlman(1)(2)(4)..................            18,469,153                   25.79%
         James J. Ryan(1)(3).........................               530,000                        *
         Trans Continental Airlines, Inc.(4)...                   7,666,862                      11%
         All officers and directors as a group
         (2 persons)...............................              18,999,153                   26.35%


- ------------------------

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

         In January 1999, the Company issued to Alan Siegel 1,000,000 shares of the Company's common stock in consideration for services rendered and the waiver and deduction of salary payable by the Company to Mr. Siegel during the period from 1985 through 1998. Mr. Siegal resigned as a director of the Company as of June 1, 2000. In addition, 1,000,000 shares, 500,000 shares and 250,000 shares of the Company's common stock was issued to Frank Sicoli, Scott Bennett and Francisco Vasquez, respectively, for services rendered to the Company.

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

Item 14. Exhibits, Financial Statements And Reports On Form 8-K


                                                                                 Page
                                                                                 ----
(a)(1)  The following financial statements of the Company are filed herewith:
        A. Report of Independent Certified Accountant.......................       F-1
        B. Balance Sheets for the years ended December 31, 1998
           and 1997.........................................................       F-3
        C. Statements of Operations for the years ended December 31,
           1998, 1997 and 1996..............................................       F-3
        D. Statements of Changes in Stockholders' Deficit for the years
           ended December 31, 1998, 1997 and 1996...........................       F-4
        E. Statements of Cash Flows for the years ended December 31,
           1998, 1997 and 1996..............................................       F-5
        F. Notes to Financial Statements....................................    F-6 to F-15


   (2) The following exhibits of the Company are filed herewith, unless otherwise indicated:



Exhibit                                                                  Incorporated by
Number  Description                                                        Reference to
- ------  -----------                                                        ------------
3.1     Certificate of Incorporation of the Company filed
        June 9, 1992.....................................................   Exhibit 2(12)
3.2     Amendment to Certificate of Incorporation filed September 18,
        1984.............................................................   Exhibit 3(2)
3.3     Amendment to Certificate of Incorporation filed
        April 8, 1985....................................................   Exhibit 4(12)
3.4     Amendment to Certificate of Incorporation filed
        August 1, 1986...................................................   Exhibit 5(12)


3.5     Amendment to Certificate of Incorporation filed
        January 27, 1989.................................................  Exhibit 6(12)
3.6     Amendment to Certificate of Incorporation filed
        August 5, 1992...................................................  Exhibit 7(12)
3.7     Certificate of Correction to Amendment of Certificate of
        Incorporation filed on February 26, 1993.........................  Exhibit 8(12)
3.8     Amendment to Certificate of Incorporation filed February 26,
        1993.............................................................  Exhibit 9(12)
3.9     Certificate of Amendment to Certificate of Incorporation filed on
        June 18, 1998....................................................  Exhibit 3.1(20)
3.10    Certificate of Amendment to Certificate of Incorporation filed on
        October 16, 1998.................................................  Exhibit 3.10(21)
3.11    By-laws of the Company...........................................  Exhibit 3.9(19)
4.1     Warrant Agreement dated February 14, 1991 between the
        Company and American Securities Transfer, Inc. including form of Class A Warrant and Form of Class B Warrant...................  Exhibit 4.1(4)
4.2     Warrant dated February 7, 1991 issued to Stephen M. Bathgate.....  Exhibit 4.2(4)
4.3     Two warrants dated respectively December 31, 1991 and February
        25, 1992 issued to Julian M. Benscher............................  Exhibit 4.3(4)
4.4     Two warrants dated respectively February 7, 1991 and March 23,
        1991 issued to Kenneth S. Bernstein..............................  Exhibit 4.4(4)
4.5     Two warrants dated respectively February 7, 1991 and May 23,
        1991 issued to Chatfield Dean & Co., Inc.........................  Exhibit 4.5(4)
4.6     Warrant dated September 26, 1991 issued to Dr. Joseph C. F.
        Chow and Cynthia B. Chow.........................................  Exhibit 4.6(4)
4.7     Warrant dated September 26, 1991 issued to Cohig & Associates,
        Inc..............................................................  Exhibit 4.7(4)
4.8     Warrant dated May 1, 1991 issued to Daliz Associates.............  Exhibit 4.8(4)
4.9     Two warrants dated respectively February 8, 1990, and February
        21, 1991 issued to Emanuel and Company...........................  Exhibit 4.9(4)
4.10    Warrant dated December 10, 1991 issued to After Falkowitz........  Exhibit 4.10(4)
4.11    Four warrants dated respectively June 5, 1990, December 5,
        1990, December 17,1990, and February 21, 1991 issued to Alfonso
        Figlioia.........................................................  Exhibit 4.11(4)
4.12    Two warrants dated respectively, May 23, 1991 and February 7,
        1992 issued to Sanford D. Greenberg..............................  Exhibit 4.12(4)
4.13    Warrant dated December 7, 1991 issued to Edward C. Larkin........  Exhibit 4.13(4)
4.14    Warrant dated December 4, 1991 issued to David Mathis............  Exhibit 4.14(4)
4.15    Warrant dated February 7, 1991 issued to Eugene McColley.........  Exhibit 4.15(4)
4.16    Warrant dated February, 1992 issued to Nour Collection, Inc......  Exhibit 4.16(4)
4.17    Warrant dated November 3, 1989 issued to ORIX Commercial
        Credit Corporation ("ORIX")......................................  Exhibit 10.29(5)
4.18    Warrant date February, 1992 issued to Chahram Pahlavi............  Exhibit 4.18(4)
4.19    Warrant dated April 7, 1992 issued to Jim Ryan...................  Exhibit 4.19(4)
4.20    Warrant dated May 1, 1992 issued to Sterling Capital Group, Inc..  Exhibit 4.20(4)
4.21    Warrant dated May 1, 1991 issued to Jonathan Turk................  Exhibit 4.21(4)

4.22    Warrant dated February 7, 1991 issued to Steven R. Hinkle........  Exhibit 4.22(4)
4.23    Warrant dated April 1, 1992 issued to Simon Zamet................  Exhibit 4.23(4)
4.24    Warrant dated May 8, 1992 issued to Louis J. Pearlman............  Exhibit 4.24(6)
4.25    Two Warrants dated April 17, 1992 issued to Emanuel and Company..  Exhibit 4.25(6)
4.26    Representatives' Preferred Stock Warrant issued to Emanuel and
        Company and Chatfield Dean & Co. Inc.............................  Exhibit 4.26(6)
4.27    Action by Written Consent of the Board of Directors dated April
        15, 1997 extending warrant granted to Louis J. Pearlman..........  Exhibit 4.27
10.1    Amended and Restated Loan Agreement dated as May 8, 1992
        between the Company and Louis J. Pearlman........................  Exhibit 10.1(6)
10.2    Form of Subscription Agreement between the Company and certain investors relating to the 1992 Private Placement.................  Exhibit 10.2(6)
10.3    Letter Agreement dated April 17, 1992. between the Company and Emanuel and Company in connection with the 1992 Private
        Placement........................................................  Exhibit 10.3(6)
10.4    Incentive Stock Option Plan as amended, of the Company...........  Exhibit 10.2(1)
10.5    Amendment to Incentive Stock Option Plan dated December 9,
        1991.............................................................  Exhibit 10.2(4)
10.6    Aerial Airship Agreement dated October 26, 1987 by and between the Company and the Metropolitan Life Insurance Company
        ("MetLife")......................................................  Exhibit 10.29(7)
10.7    Amendment dated as of March 15, 1988 to the Advertising
        Agreement between the Company and MetLife........................  Exhibit B.1(3)
10.8    Amendment dated as of March 15, 1988 to the Aerial Advertising
        Agreement between the Company and MetLife........................  Exhibit 10.14(5)
10.9    Amendment dated as of March 15, 1988 to the Aerial Advertising
        Agreement between the Company and MetLife........................  Exhibit 10.15(5)
10.10   Amendment dated as of March 15, 1988 to the Aerial Advertising
        Agreement between the Company and MetLife........................  Exhibit 19.4(8)
10.11   Airship Advertising Agreement dated as to April 27, 1990
        between the Company, Airship Industries (USA), Inc. ("AIUSA")
        and Anheuser Busch Companies, Inc. ("Anheuser") Exhibit 10.8(4)
10.12   Termination Agreement dated as of January 1, 1991 between the
        Company, Anheuser, and AIUSA.....................................  Exhibit 19.2(8)
10.13   Airship Advertising Agreement dated as of January 1, 1951
        between the Company and Anheuser.................................  Exhibit 19.3(8)
10.14   Amendment to Airship Advertising Agreement dated May 31, 1991 between the Company and Anheuser.................................  Exhibit 10.11(4)
10.15   Passenger Airship Agreement dated May 31, 1991 between the
        Company and Anheuser.............................................  Exhibit 19.12(4)
10.16   Airship Advertising Agreement dated March 12, 1992 between the Company and Anheuser.........................................  Exhibit 10.13(4)
10.17   Term Loan Agreement dated as of February 27, 1990 between State
        Bank of South Australia and the Company in the principal amount of $250,000......................................................  Exhibit 10.3(9)
10.18   Airship Lease dated February 27, 1990 between the Company
        and the State Bank of South Australia together with Lease
        Supplement No. 1 thereto.........................................  Exhibit 10.23(5)

10.19   Subordination Agreement dated February 27, 1990, between the
        Company, State Bank of South Australia and Louis J. Pearlman.....  Exhibit 10.16(4)
10.20   Line of Credit Agreement dated December 31, 1991 between Julian
        Benscher and the Company in the amount of $1,000,000, as amended on February 20, 1992 and Secured and Credit Note dated December
        31, 1991 from the Company to Julian Benscher in the principal amount of $1,000,000.............................................  Exhibit 10.17(4)
10.21   Loan Agreement dated December 8, 1988 between the Company
        and Louis J. Pearlman relating to a loan of $500,000.............  Exhibit C.1(3)
10.22   Promissory note dated December 8, 1988 of the Company............  Exhibit D.1(3)
10.23   Demand Note dated as of December 31, 1988 of the Company to
        Louis J. Pearlman, in the principal amount of $324,929.76........  Exhibit H.1(3)
10.24   Term Note for the principal amount of $850,000 dated January
        31, 1990 from the Company to Louis J. Pearlman...................  Exhibit 10.21(4)
10.25   Stock Option Agreement dated January 1, 1989 between the
        Company and Louis J. Pearlman to purchase 1,000,000 shares.......  Exhibit E.1(3)
10.26   Amendment to Stock Option Agreement between the Company
        and Louis J. Pearlman dated as of February 7, 1991...............  Exhibit 10.24(4)
10.27   Exchange Agreement dated January 29, 1992 between Slingsby
        Aviation Limited and the Company.................................  Exhibit 10.28(4)
10.28   Purchase Agreement Assignment dated November 2, 1989 between the
        Company and ORIX and Consent by Airship UK.......................  Exhibit 10.26(5)
10.29   Letter of Credit dated November 2, 1989 between the Company and
        ORIX.............................................................  Exhibit 10.309(5)
10.30   Assignment of (MetLife) Aerial Advertising Agreement and Consent
        dated as of November 2, 1989 between the Company and Airship (UK)  Exhibit 10.27(5)
10.31   Guaranty of Louis J. Pearlman in favor of ORIX dated as of
        November 2, 1989.................................................  Exhibit 10.28(5)
10.32   Note and Warrant Purchase Agreement dated as of November 2,
        1989 between the Company and ORIX................................  Exhibit 109.33(5)
10.33   Agreement dated November 12, 1990 among the Company, the
        Receiver for Airship UK, AIUSA and others........................  Exhibit 10.30(10)
10.34   Corporate Financial Consulting Agreement dated February 14,
        1991 between the Company and Cohig & Associates..................  Exhibit 10.38(4)
10.35   Engagement Letter dated September 22, 1988 between Emanuel and Company and the Company......................................  Exhibit K.1(3)
10.36   Agreement dated August 28, 1992 between Seoul Olympic Sports
        Promotion Foundation and the Company.............................  Exhibit 10.45(11)
10.37   Fifth Amendment to Aerial Advertising Agreement effective as of
        September 1, 1992 between Metropolitan Life and the Company......  Exhibit 10.46(11)
10.38   Loan Agreement dated October 14, 1992 between Sequel Capital
        Corporation and the Company......................................  Exhibit 10.47(11)
10.39   Agreement dated December 17, 1992 between J&B Enterprises
        Limited (UK) Corp., Julian Benscher and the Company..............  Exhibit 10.48(11)

10.40   Airship Mortgage dated December 17, 1992 between the Company and
        J&B Enterprises Limited (UK) Corp................................  Exhibit 10.49(11)
10.41   Employment Agreement dated as of December 31, 1992 between the Company and Seth Bobet.......................................  Exhibit 10.50(11)
10.42   Employment Agreement dated as of December 31, 1992 between the
        Company and Alan Siegel..........................................  Exhibit 10.51(11)
10.43   Employment Agreement dated as of December 31, 1992 between the Company and Frank Sicoli.....................................  Exhibit 10.52(11)
10.44   Amended Employment Agreement dated as of February 15, 1993 between the Company and Louis J. Pearlman........................  Exhibit 10.53(11)
10.45   Second Amendment to Stock Option Agreement between the
        Company and Louis J. Pearlman dated as of February 15, 1993......  Exhibit 10.54(11)
10.46   Mast Sale Agreement dated December 30, 1992 between J&B
        Enterprises Limited (UK) Corp., Julian Benscher and the
        Company..........................................................  Exhibit 10.55(11)
10.47   Mortgage dated December 30, 1992 between the Company and
        J&B Enterprises Limited (UK) Corp................................  Exhibit 10.56(11)
10.48   Subscription Agreements between the Company and certain
        investors relating to the 1992 Private Placement.................  Exhibit 10.57(11)
10.49   Sublease Agreement between Westinghouse Airships, Inc. and the Company dated November 9, 1992...............................  Exhibit 10.58(13)
10.50   Amendment to Sublease Agreement between Westinghouse
        Airships, Inc. and the Company dated November 9, 1992............  Exhibit 10.59(13)
10.51   Lease Agreement between Sand Lake IV-A Limited Partnership and the Company dated February 25, 1991..........................  Exhibit 10.60(13)
10.52   Lease Agreement between T&L Leasing and the Company dated
        January 13, 1992.................................................  Exhibit 10.61(13)
10.53   Lease Agreement between Westdeutsche Luftwerbung Theodor
        Wullenkemper GMBH and the Company dated May 16, 1993.............  Exhibit 10.52(15)
10.54   Manufacturers Agreement between WDL Luftschiffgesellschaft
        MBH and the Company dated May 16, 1993...........................  Exhibit 10.53(15)
10.55   Escrow Agreement between and among Westdeutsche Lufterbung
        Theodor Wullenkemper GMBH & Co., WDL Luftschiffgesellschaft MBH,
        Trans Continental Airlines Inc., and                               Exhibit 10.54(15)
        the Company dated May 15, 1993...................................  Exhibit 10.55(15)
10.56   Aerial Advertising Agreement between the Company
        and Catamount Petroleum Limited Partnership dated May 28, 1993...  Exhibit 10.56(15)
10.57   Amendment to Aerial Advertising Agreement between the
        Company and Catamount Petroleum Limited Partnership dated
        July 27, 1993....................................................  Exhibit 10.57(15)
10.58   Second Amendment to Aerial Advertising Agreement between
        the Company and Catamount Petroleum Limited Partnership
        dated August 9, 1993.............................................  Exhibit 10.58(15)
10.59   Third Amendment to Aerial Advertising Agreement between the
        Company and Catamount Petroleum Limited Partnership dated
        October 13, 1993.................................................  Exhibit 10.59(15)

10.60   Fourth Amendment to Aerial Advertising Agreement between the
        Company and Catamount Petroleum Limited Partnership dated
        November 9, 1993 ................................................  Exhibit 10.60(15)
10.61   Aerial Advertising Agreement between Kingstreet Tours Limited and the Company dated as of January 18, 1994 ........................  Exhibit 10.61(15)
10.62   Passenger Airship Agreement between
        Anheuser-Busch Companies. Inc. and the Company dated as
        of January 2, 1994 ..............................................  Exhibit 10.62(15)
10.63   Amendment to Airship Advertising Agreement dated March 12, 1992, between the Company and Anheuser-Busch Companies, Inc. dated
        March 4, 1994 and related letter agreement dated
        February 11, 1994 ...............................................  Exhibit 10.63(15)
10.64   Amendment to note agreement dated as of November 2, 1989 between the Company and ORIX dated January 11, 1994 .....................  Exhibit 10.64(15)
10.65   Loan Agreement between Don Golden and the Company dated
        June 30, 1993 ...................................................  Exhibit 10.65(15)
10.66   Guarantee of Louis J. Pearlman in favor of the Company dated as of June 30, 1993 ................................................  Exhibit 10.66(15)
10.67   Loan Agreement between Superboard Limited and the Company
        dated December 7, 1997 ..........................................  Exhibit 10.67(15)
10.68   Guarantee of James Stuart Tucker in favor of the Company dated as of December 7, 1993 ..........................................  Exhibit10.68(19)
10.69   Kingstreet Tours Limited Aerial Advertising Agreement dated
        January 18, 1994, by and between the Company and Kingstreet
        Tours Limited ...................................................  Exhibit 10.69(19)
10.70   Amended and Restated Airship Advertising Agreement, dated
        July 8, 1994, by and between the Company and Anheuser-Busch
        Companies. Inc, .................................................  Exhibit 10.70(19)
10.71   Aircraft Lease Agreement, dated December 15, 1994, by and
        between the Company and Mastellone Hnos., S.A ...................  Exhibit 10.71(19)
10.72   Airship Operations Agreement, dated December 15, 1994, by and between Airship Operations (USA), Inc. and Mastellone Hnos,
        S.A .............................................................  Exhibit 10.72(19)
10.73   Passenger Airship Agreement. Dated as of January 2, 1994,
        by and between the Company and Anheuser-Busch Companies,
        Inc .............................................................  Exhibit 10.73(19)
10.74   Letter Agreement Modification, dated January 11, 1994, by and between the Company and ORIX USA Corporation ....................  Exhibit 10.74(19)
10.75   Amendment to Lease, dated May 12, 1994, by and between the
        Company and ORIX USA Corporation ................................  Exhibit 10.75(19)
10.76   Collateral and Security Agreement, dated as of May 10, 1994, by and between the Company and ORIX USA Corporation ................  Exhibit 10.76(19)
10.77   Aircraft Collateral Funding Repayment Agreement, dated as of
        November 16, 1994, by and between the Company and Allstate
        Financial Corporation ...........................................  Exhibit 10.77(19)
10.78   Guaranty, dated December 6, 1994, of Louis J. Pearlman ..........  Exhibit 10.78(19)
10.79   Guaranty, dated December 6, 1994, of Trans-Continental
        Airlines. Inc ...................................................  Exhibit 10.79(19)

10.80   Aircraft Lease Agreement, dated as of May 31, 1995, by and between Trans Continental Leasing, Inc.. as Lessor and the
        Company, as Lessee ..............................................  Exhibit 10.80(19)
10.81   Full Warranty Bill of Sale, dated as of May 31, 1994, by the
        Company to Trans Continental Leasing, Inc .......................  Exhibit 10.81(19)
10.82   Credit Agreement, dated November 30, 1995, by and between the
        Company and Senstar Capital Corporation .........................  Exhibit 10.82(19)
10.83   Term Note, dated November 30, 1995, of the Company to Senstar
        Capital Corporation .............................................  Exhibit 10.83(19)
10.84   Aircraft Mortgage and Security Agreement, dated November 30,
        1995, by and between the Company and Senstar Capital
        Corporation .....................................................  Exhibit 10.84(19)
10.85   Assignment of Contract Rights, dated November 30, 1995, by and between the Company and Senstar Capital Corporation .............  Exhibit 10.85(19)
10.86   Agreement of Guaranty and Suretyship, dated November 30, 1995, by and between Trans Continental Airlines and Senstar Capital
        Corporation .....................................................  Exhibit 10.86(19)
10.87   Release and Settlement Agreement, dated September 20, 1993, by and between the Company and Sequel Capital Corporation and
        Louis J. Pearlman ...............................................  Exhibit 10.87(19)
10.88   Promissory Note, dated October 1994, of Louis J. Pearlman to
        Airship Airways, Inc ............................................  Exhibit 10.88(19)
10.89   Promissory Note, dated October 26, 1994, of Louis J. Pearlman to
        Airship Airways, Inc ............................................  Exhibit 10.89(19)
10.90   Form of Share Subscription Agreement, dated August 11, 1994, between the Company and __________________ ......................  Exhibit 10.90(19)
10.91   List of Purchasers in the 1994 Private Placement ................  Exhibit 10.91(19)
10.92   Secured Promissory Note, dated October 26, 1994, of Airship
        Airways, Inc. to the Company ....................................  Exhibit 10.92(19)
10.93   Option Agreement, dated as of August 11, 1994, between the
        Company and Louis J. Pearlman ...................................  Exhibit 10.93(19)
10.94   Airship International Ltd. Employee Share Purchase Plan. ........  Exhibit 1(18)
10.95   Amended and Restated Lease Agreement, dated June 2, 1995,
        between Orix USA Corporation. and The Company ...................  Exhibit 10.95(21)
10.96   Letter of Intent with WeBeCD.com, Inc. dated March 28, 2000......       (22)
10.97   Settlement Agreement, dated as of July 28, 1999 between the
        Company and WDL Luftschiffgeseilschaft                                   *
10.98   Settlement Agreement, dated as of December 16, 1999 between the Company and Gulf Oil Limited Partnership f/n/a Catamount
        Petroleum Limited Partnership ...................................       (22)
11.1    Statement re: Computation of Per Share Earnings                          *
16.1    Letter of Wiss & Co. dated June 22, 1993 ........................  Exhibit 16.1(14)
16.2    Letter of Grant Thornton dated July 7, 1997 .....................  Exhibit 16(16)
16.3    Letter of Grant Thornton dated July 22, 1997 ....................  Exhibit 16(17)
21.1    List of Subsidiaries ............................................  Exhibit 21.1(19)
27.1    Financial Data Schedule                                                  *

- ---------------------

*Filed herewith.

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

(18) The Company's Proxy Statement, as filed with the SEC on March 20, 1995.

(19) The Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(20) The Company's Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 1998.

(21) The Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(22) The Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     (b) The Company did not file any Current Reports on Form 8-K during the last quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                              ENTERTAINMENT INTERNATIONAL, LTD.

                                              By: /s/ Louis J. Pearlman
                                                 -----------------------------
                                                 Louis J. Pearlman,
                                                 Chairman, President
                                                   and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

     Signature                               Title                        Date
     ---------                               -----                        ----


 /s/ Louis J. Pearlman            Chairman of the Board and          March 30, 2001
- ---------------------------       Chief Executive Officer
    Louis J. Pearlman             (Principal Executive and
                                  Financial Officer) and Director

 /s/ James J. Ryan                Director                           March 30, 2001
- ---------------------------
     James J. Ryan


                   Index to Consolidated Financial Statements

                                                                            Page
           A.   Report of Independent Certified Public Accountant             F-1

           B.   Balance Sheets as of December 31, 1999 and 1998               F-2

           C.   Statements of Operations for the years ended
                December 31, 1999, 1998, and 1997                             F-3

           D.   Statements of Changes in Stockholders' Deficit for the
                Years ended December 31, 1999, 1998, and 1997                 F-4

           E.   Statements of Cash Flows for the years ended
                December 31, 1999, 1998, and 1997                             F-5

           F.   Notes to Financial Statements                             F-6 to F-15


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Entertainment International Ltd.
Orlando, Florida

We have audited the accompanying balance sheets of Entertainment International Ltd. as of December 31, 2000 and 1999, and the related statement of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entertainment International Ltd. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note B to the financial statements, the Company has experienced significant operating losses, an accumulated deficit and negative working capital at December 31, 2000, 1999 and 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Meeks, Dorman & Company, P.A.
Longwood, Florida
March 5, 2001

                        Entertainment International, Ltd.
                                 Balance Sheets


                                                                           December 31,        December 31,
                                                                              2000                1999
                                                                              ----                ----

ASSETS

Current assets:
      Cash and cash equivalents                                         $         --       $      1,000
      Prepaid expenses                                                            --             16,000
      Assets held for sale                                                 1,091,000                 --
          Total current assets                                             1,091,000             17,000

      Airships and related equipment:
          Airships                                                                --            963,000
          Vehicles                                                                --            529,000
          Airship components                                                      --            674,000
          Parts, equipment and other                                              --            392,000
                                                                                  --          2,575,000
          Less: accumulated depreciation and amortization                         --           (629,000)
                                                                                  --          1,946,000

      Other assets                                                             4,000              6,000
                                                                        $  1,095,000       $  1,952,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
      Bank overdraft                                                    $    242,000       $         --
      Accounts payable                                                       314,000            226,000
      Customer payment on future services                                    200,000            514,000
      Accrued expense and other liabilities                                   45,000             32,000
      Obligations under capital leases                                       231,000            839,000
      Due to related parties                                               4,375,000          3,221,000
          Total liabilities                                                5,407,000          4,832,000

Contingencies and commitments

Stockholders' Deficit:
      Common stock, $.01 par value, 110,000,000 shares authorized, issued and outstanding 69,597,000 shares in
          2000 and 68,097,000 in 1999                                        696,000            681,000
      Capital in excess of par value                                      50,987,000         50,788,000
      Accumulated deficit                                                (55,995,000)       (54,349,000)
          Total stockholders' deficit                                     (4,312,000)        (2,880,000)

                                                                        $  1,095,000       $  1,952,000



   The accompanying notes are an integral part of these financial statements.

                        Entertainment International Ltd.
                            Statements of Operations
                        For the Years Ended December 31,


                                                                    2000                 1999                 1998
- --------------------------------------------------------------------------------------------------------------------------

Airship Revenue                                                           -                 -                        -
- --------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
     Operating costs                                                 82,000             250,000                 70,000
     Selling, general and administrative expenses                   398,000           1,716,000                534,000
- --------------------------------------------------------------------------------------------------------------------------
                                                                    480,000           1,966,000                604,000

Loss from operations                                               (480,000)         (1,966,000)              (563,000)
- --------------------------------------------------------------------------------------------------------------------------

Other income (expense):
Write-down of impaired assets                                      (838,000)         (1,677,000)                     -

     Gain (Loss) on sale of airship components
        to Stockholder                                                    -                   -                (22,000)
Loss on retirement of airship components                                  -              (2,000)                     -

Loss on settlement                                                        -            (258,000)                     -

     Forgiveness of debt by stockholder                                   -                                     88,000
     Realized gain on sale leaseback                                      -                                     44,000
     Interest expense                                              (328,000)           (677,000)              (542,000)
     Interest and other income                                            -              11,000                 40,000
- --------------------------------------------------------------------------------------------------------------------------
                                                                 (1,166,000)         (2,603,000)              (392,000)
- --------------------------------------------------------------------------------------------------------------------------

Net loss                                                        $(1,646,000)         (4,569,000)           $  (955,000)
===========================================================================================================================

Weighted average number of common shares                         69,544,000          62,262,000             46,736,000
- --------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common shares:

     Net loss                                                    (1,646,000)         (4,569,000)           $  (996,000)
     Abolishment of accrued preferred dividends                           -                   -              6,508,000
     Preferred stock dividend                                             -                   -               (647,000)
- --------------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common shares                    (1,646,000)         (4,569,000)          $  4,865,000
===========================================================================================================================

Net income (loss) per common share                                   $(0.02)              $(.07)                 $.10
===========================================================================================================================




        The accompanying notes are an integral part of these statements.

                        Entertainment International Ltd.
                 Statements of Changes in Stockholders' Deficit

                                                                                       Capital in Excess of
                                                                                             Par Value
                                          Preferred Stock        Common Stock          ---------------------
                                          ---------------        ------------          Preferred     Common       Accumulated
                                       Shares    Par Value     Shares     Par Value      Stock       Stock          Deficit
- ------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997          2,459,000    24,000     42,523,000    425,000    14,447,000   22,066,000    (54,645,000)
- ------------------------------------------------------------------------------------------------------------------------------
Conversion of preferred stock
  into Common stock                  (2,459,000)  (24,000)    11,524,000    115,000   (14,447,000)  14,356,000              -
Reimbursement of 1993 stock
  Subscriptions                               -         -              -          -             -      (22,000)
Common stock issued to Trans
  Continental for obtaining line of
  Credit                                      -         -      1,000,000     10,000             -       32,000              -
Write-off of underwriter
  compensation                                -         -              -          -             -       51,000
Capital contributions from
  Stockholders due to
  Extinguishment of debt                      -         -              -          -             -   11,886,000              -
Dividends accrued on preferred
  stock                                       -         -              -          -             -            -       (647,000)
Abolishment of dividends accrued on
  Preferred stock                             -         -              -          -             -            -      6,508,000
Net loss                                      -         -              -          -             -            -       (996,000)
Prior period adjustment                       -         -              -          -             -      722,000              -

Balance at December 31, 1998, as
  adjusted                                    -         -     55,047,000    550,000                 49,091,000    (49,780,000)
- -------------------------------------------------------------------------------------------------------------------------------
Stock issued for compensation                 -         -      5,950,000     60,000             -      774,000
Stock issued for services                     -         -      4,100,000     41,000                    533,000
Stock issued for extinguishment debt          -         -      3,000,000     30,000             -      390,000
Net Loss                                                                                                           (4,569,000)

Balance at December 31, 1999                  -         -     68,097,000    681,000             -   50,788,000    (54,349,000)
- -------------------------------------------------------------------------------------------------------------------------------
Stock issued as settlement of debt            -         -      1,500,000     15,000             -      199,000              -
Net boss                                      -         -              -          -             -            -     (1,646,000)
- -------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                  -         -     69,597,000    696,000             -   50,987,000    (55,995,000)


   The accompanying notes are an integral part of these financial statements.

                        Entertainment International Ltd.
                            Statement of Cash Flows

For the years ended December 31,                                 2000            1999            1998
- --------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                $(1,646,000)    $(4,569,000)     $ (996,000)
    Adjustments to reconcile net loss to net
  cash flows used in operating activities:
Depreciation and amortization                                         -         136,000         143,000
Realized gain on sale leaseback                                       -               -         (44,000)
Proceeds from issuance of common stock                                -               -          92,000
Loss on disposition of airships and
  Related equipment                                                   -           3,000          22,000
Impairment of long lived assets                                 838,000       1,677,000               -
Issuance of common stock for services                                 -       1,408,000               -
Issuance of common stock for interest                                 -         420,000               -
Changes in operating assets and liabilities:
Prepaid insurance and other                                      18,000           5,000           1,000
Accounts payable - trade                                         88,000        (818,000)       (491,000)
Accrued expenses and other liabilities                           13,000         (89,000)        (46,000)
Customer payments on future services                           (100,000)              -               -

Net cash flows used in operating activities                    (789,000)     (1,827,000)     (1,319,000)

Cash flows from investing activities:
    Net change in due from related parties                            -               -         261,000

Net cash flows provided by investing activities                       -               -         261,000

Cash flows from financing activities:
Principal payments on capital leases and loans                 (608,000)       (853,000)     (1,101,000)
Reimbursement of 1993 stock subscriptions                             -               -         (22,000)
Changes in loans from related parties                         1,154,000       2,681,000       2,179,000

Net cash flows provided by financing activities                 546,000       1,828,000       1,056,000

Net decrease in cash and cash equivalents                      (243,000)          1,000          (2,000)
Cash and cash equivalents, beginning of year                      1,000               -           2,000

Cash and cash equivalents, end of year                         (242,000)          1,000               -

Supplemental information:
Interest paid                                                     6,000         263,000         542,000
Non-cash accrual of dividend on preferred stock                       -               -         647,000
Non-cash abolishment of accrued preferred dividends                   -               -       6,508,000
Non-cash extinguishment of debt due to stockholders                   -         420,000      11,164,000
Non-cash extinguishment of debt                                 214,000               -               -
Reclassification of fixed assets to assets held for sale      1,090,000               -               -

   The accompanying notes are an integral part of these financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.

                          Notes to Financial Statements

================================================================================


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - The Company operated lighter-than-air airships, also commonly known as blimps, which were used to advertise and promote the products and services of the Company's clients. The Company has not operated any airships since 1995 and is holding the airships and related equipment as available for sale. The majority of the Company's operating expenses relate to the pursuit of a suitable acquisition candidate. The Company is considered a "blank check" company as of December 31, 2000.

Cash and Cash Equivalents - The Company considers unrestricted short-term, highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Airships and Related Equipment - As of December 31, 1999, airships and related equipment were stated at cost. Depreciation was provided by the straight line method over the estimated useful lives of the assets - 10 to 20 years (airships), 4 to 8 years (vehicles), and 3 to 5 years (parts, equipment and other). Airship components were not in service and not being depreciated. Depreciation expense for the years ended December 31, 1999 and 1998 was $136,000, and $143,000, respectively.

Assets Held for Sale - As of December 31, 2000, the airships and related equipment were reclassified to assets held for sale since they are no longer operating assets of the Company and the Company is seeking a potential buyer.

Impairment of Long-Lived Assets - The Company follows the provisions of Statement of Financial Accounting Standards 121, "Accounting" for the Impairment of Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company obtained an independent appraisal of its airship components in August 1997 and wrote down the balance of its airship components to liquidation sale value that year. Based on the Company's expectation of future undiscounted net cash flows, these assets have been written-down further to their estimated realizable values. During the fiscal years ended 2000 and 1999, the Company wrote down $838,000 and $1,677,000 of airships and related equipment, respectively.

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

                        ENTERTAINMENT INTERNATIONAL LTD.

                          Notes to Financial Statements

================================================================================

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant Accounting Estimates - The Company's provision for the write-down of airships and related equipment is based on the Company's best estimate of the net realizable value of the airships and related equipment from prior year's appraisals and offers to purchase. It is at least reasonably possible that the estimated value used may be materially different from the actual amount or results.

The Company's has approximately $19 million of deferred tax assets resulting from net operating loss carryforwards. Realization of this asset is dependent on the Company's ability to generate approximately $49 million of future taxable income. Management can not yet determine the amount of this asset to be realized, and has created a valuation allowance to adjust the asset down to zero. It is at least reasonably possible the realization of a portion of this asset may be materially different from the actual amount or results.

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

Fair Market Value of Financial Statements - Unless otherwise noted, the fair value of financial instruments approximates book value.

Stock Based Compensation - The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As it relates to stock options granted to employees, SFAS 123 permits companies who have not done so already, to either adopt the accounting method promulgated by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" to measure compensation, or to adopt the fair value base method prescribed by SFAS 123. If APB 25's method is followed, pro forma disclosures are required as if SFAS 123 accounting recognition method was adopted. SFAS 123 pertains to stock options granted after December 31, 1995. Management has determined not to adopt SFAS 123's accounting recognition provisions related to stock options granted to employees and, accordingly, will continue following APB 25's accounting provisions.

                        ENTERTAINMENT INTERNATIONAL LTD.

                          Notes to Financial Statements

================================================================================

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications - Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

Net Loss Per Common Share - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per share," ("SFAS 128"). This pronouncement establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly-held common stock or potential common stock. The pronouncement requires the presentation of net loss per common share based on the weighted average number of shares outstanding during the periods. It also requires the presentation of diluted EPS. When losses have been incurred, warrants and options are not included since the effect would dilute loss per share, however, preferred stock dividends are included in the loss per share calculation. Therefore, diluted EPS is not presented for the Company for the years ended December 31, 2000, 1999 and 1998 because there were net losses in all years. When net income applicable to common stock is reported, warrants and options are included using the treasury stock method, provided exercise prices are less than the average market price, and when such inclusion results in further dilution. The options and warrants outstanding at December 31, 2000 all provided for exercise prices higher than the average market price.

New Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for four types of hedges: hedges of changes in the fair value of assets or liabilities, firm commitments, forecasted transactions and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS No. 133 is effective for years beginning after June 15, 2000. The Company does not currently participate in these types of financing activities and does not anticipate that the adoption of this statement will have a material impact on its consolidated balance sheets, statements of operations, or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company is required to adopt SAB 101 no later than its quarter ended June 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or results of operations.

                        ENTERTAINMENT INTERNATIONAL LTD.

                          Notes to Financial Statements

================================================================================

NOTE B - SIGNIFICANT UNCERTAINTIES AND MANAGEMENT'S PLANS TO OVERCOME OPERATING DIFFICULTIES AND MEET CASH REQUIREMENTS

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $55,996,000 at December 31, 2000. During the years ended December 31, 2000, 1999 and 1998, the Company did not generate any revenues from airship operations and it reported net operating losses and negative cash flows from operating activities for each of the three years. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has relied on loans from Trans Continental Airlines, Inc. ("TCA") and Trans Continental Records, Inc. ("TCR"), which are affiliated companies. There can be no assurance that TCA or TCR will make additional loans on an ongoing basis. At December 31, 2000 the Company owed TCA $3,503,000 and TCR $834,000 (see Note C). TCA and TCR have deferred repayment of such amounts for an indefinite period.

Management's plans to improve the financial position of the Company, with the goal of sustaining the Company's operations for the current year and beyond include: (1) establishing continued arrangements with TCA and TCR to provide funding on a monthly basis, and (2) establishing goals for the acquisition of assets and operations of one or more entities, with the expectation that such business combinations, if completed, would provide additional cash flow and net income. The Company is continuing to seek candidates engaged in the entertainment industry or a media/Internet-based business for an acquisition or merger (See Note G).

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

                        ENTERTAINMENT INTERNATIONAL LTD.

                          Notes to Financial Statements

================================================================================

NOTE C - RELATED PARTY TRANSACTIONS

The Company has the following net liabilities for advances or expenses paid by related entities on behalf of the Company:

                                                                         2000                  1999
                                                                         ----                  ----
        Due to TransContinental Airlines                             $3,503,000           $3,241,000
        Due to TransContinental Leasing                                  -                    30,000
        Due to Shape CD                                                  33,000               22,000
        Due to (from)TransContinental Records                           834,000              (69,000)
        Due from Chippendales Properties LLC                             -                    (3,000)
        Due to TransContinental Travel                                    5,000                    -
                                                                     ----------           ----------
                 Total                                               $4,375,000           $3,221,000
                                                                     ==========           ==========


Office Lease - The Company is allocated approximately 500 square feet of office space from Trans Continental Records, Inc. on a month-to-month basis for monthly rental payments of approximately $770. Rent plus operating expenses totaled $10,000, $12,000 and $9,240 for the years ended December 31, 2000, 1999 and
1998, respectively.

Airship Storage Lease - The Company leases space for the storage of the airships and related equipment from Mr. Julian Benscher ("Mr. Benscher"). Mr. Benscher beneficially owns less than 5.0% of the common stock of the Company at December 31, 2000. The Company has agreed to allow Mr. Benscher to use an airship, along with certain related components and equipment, in exchange for storage space at his facility. Rent expense is estimated at $4,000 per month and is offset by estimated rent income of the same amount.

Line of Credit - On July 29, 1998, the Company issued 1,000,000 shares of common stock to Trans Continental in exchange for extending the Company a $150,000 line of credit. On April 19, 1999, the Company issued 3,000,000 shares of common stock to Trans Continental in consideration for continuing to provide lines of credit and funding the operating costs of the Company. As of December 31, 2000 and 1999, the Company had $3,503,000 and $3,241,000 outstanding with Trans Continental, respectively. The balances included interest accrued at 8.0% and 8.3% at December 31, 2000 and 1999, respectively.

The Company has paid or accrued interest expense on related party debt in the amount of $296,000, $574,000, and $334,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

                        ENTERTAINMENT INTERNATIONAL LTD.

                          Notes to Financial Statements

================================================================================

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

Extinguishment of Debt - On September 30, 1998, the Company signed agreements with Trans Continental Airlines, Inc., Transcontinental Leasing, Inc. ("TC Leasing") and Louis Pearlman, to waive certain amounts owed by the Company as of June 10, 1998. TC Leasing, Inc. is a wholly owned subsidiary of Trans Continental. In these agreements, Mr. Pearlman agreed to waive $1,265,000, consisting of advances to the Company for working capital, deferred salary, bonuses and interest. Trans Continental waived $6,868,000 advanced to the Company for lease payments, working capital, and interest. TC Leasing, Inc. waived $3,753,000, consisting of principal and interest. The extinguishment of debt by the three related parties was recorded as an addition to capital in excess of par value because all are direct or indirect shareholders.

Employee Salaries -The Company and certain affiliates employ common employees. A portion of such employees' salaries and related benefits are allocated to the Company and such affiliated entities based on the approximate amount of time such employees devote to the Company and its affiliates. As of December 31, 2000, 1999 and 1998, the Company's allocated portion of such costs amounted to $96,000, $284,000 and $228,000, respectively.

                        ENTERTAINMENT INTERNATIONAL LTD.

                          Notes to Financial Statements

================================================================================

NOTE D - INCOME TAXES

At December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $46,860,390 available as offsets against future taxable income. During 1991, the Company experienced changes in the Company's ownership as defined in Section 382 of the Internal Revenue Code. The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes. Operating losses incurred after the ownership change are not limited. As a result, approximately $32,570,000 of the operating losses, which occurred after the ownership change are not limited. The operating losses incurred prior to the ownership change are limited to a specified dollar amount each year. The net operating loss carryforwards expire during the years 2000 to 2020. The company also had unused investment tax credits of $140,000 which expired in the year 2000.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, consist of the following at December 31:


                                                                                2000                1999
          =======================================================================================================
          Deferred tax assets
             Net operating loss                                                $18,510,000           $18,734,000
             Investment tax credits                                                      -               140,000
          -------------------------------------------------------------------------------------------------------
                                                                                18,510,000            18,874,000
             Less: Valuation allowance                                          17,823,000            18,188,000
          -------------------------------------------------------------------------------------------------------
                                                                                   687,000               686,000
          Deferred tax liabilities:                                                      -
             Airships and related equipment                                       (687,000)             (686,000)
          -------------------------------------------------------------------------------------------------------
                                                                                  (687,000)             (686,000)
          -------------------------------------------------------------------------------------------------------
          Net deferred tax asset                                                          -          $         -
          =======================================================================================================


The net change in the valuation allowance was approximately $365,000 relating to net operating losses from 2000, and the expiration of carryforwards from prior years.

                        ENTERTAINMENT INTERNATIONAL LTD.

                          Notes to Financial Statements

================================================================================

NOTE E - CAPITAL LEASE

The Company has a capital lease with ORIX Commercial Corp. ("ORIX") which originally financed the `Met Life" airship for $6,200,000. In 1995, the ORIX lease was renegotiated calling for payments of principal only of $20,000 for twelve months. At the end of the initial twelve-month period, the Company began to make principal and interest payments at the rate of prime plus 1% of $40,000 for the next six months, followed by payments of $60,000 for the next six months and finally payments equaling the higher of $80,000 or 50% of the annual cash flows for the fiscal year immediately prior to the commencement of each applicable twelve-month period for the remaining term of the lease until the lease is fully amortized or a larger payment is made based upon the annual cash flow of the year. The balance under this capital lease amounted to $231,000 and $839,000 at December 31, 2000 and 1999, respectively. The capital lease is guaranteed by Mr. Pearlman and Trans Continental and is secured by substantially all business assets of the Company. At December 31, 2000, three payments of $80,000 each, or $240,000, were currently due, with $9,000 representing interest and $231,000 representing principal.

                        ENTERTAINMENT INTERNATIONAL LTD.

                          Notes to Financial Statements

================================================================================

NOTE F - STOCKHOLDERS' EQUITY

Preferred Stock - On June 10, 1998, the Company's common and preferred stockholders approved the conversion of each share of the Company's outstanding Class A 8% Cumulative Convertible Voting preferred stock, par value $.01 per share, into three shares of the Company's Common Stock, par value $.01 per share, and all outstanding preferred shares were converted to common shares. In addition, the stockholders waived their rights to the accrued but undeclared preferred dividends. The authorized but unissued shares of preferred stock were cancelled, and the number of authorized shares of common stock was increased to 110,000,000. The Company accrued $647,000 in dividends from January 1, 1998 through June 10, 1998 which brought the total dividends waived to $6,508,000.

Common Stock - In January 1999, the Company issued to Alan Siegel 1,000,000 shares of the Company's common stock in consideration for services rendered and the waiver and deduction of salary payable by the Company to Mr. Siegel during the period from 1995 through 1998. In addition, the Company issued to other employees of the Company 1,750,000 shares of the Company's Common Stock, as compensation in connection with their employment by the Company. The Company also issued stock in consideration for services rendered by Louis J. Pearlman. The Company issued 3,000,000 unregistered shares of common stock to Mr. Pearlman for services rendered and the waiver of salary payable to Mr. Pearlman during the period from 1995 through 1998 and 4,000,000 shares of common stock to a consultant in consideration of financial consulting services rendered during the period from 1997 to March 1999. Trans Continental was also issued 3,000,000 shares of common stock in consideration for continuing to provide lines of credit and funding the operating costs of the Company.

In January 2000, the Company paid $100,000 and issued 1,500,000 shares of common stock to settle liabilities under an agreement with Gulf Oil Limited Partnership. The 1,500,000 shares of par value $.01 common stock were valued at $.14 per share on the date of grant or $213,872.

                        ENTERTAINMENT INTERNATIONAL LTD.

                          Notes to Financial Statements

================================================================================

NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

Employee Share Purchase Plan - The Company has an employee share purchase plan (the "Plan") for employees of the Company and any present or future "subsidiary corporations." The Company intends the Plan to be an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code. The Plan was effective November 1, 1994. All employees are eligible to participate in the Plan, except that the Company may exclude any or all of the following groups of employees from any offering: (i) employees who have been employed for less than 2 years; (ii) employees whose customary employment is 20 hours or less per week;
(iii) employees whose customary employment is not more that 5 months in any calendar year; and (iv) highly compensated employees. The shares issuable under the Plan shall be common shares of the Company subject to certain restrictions up to a maximum of 1,000,000 shares. The committee shall determine the length of each offering but no offering may exceed 27 months. The option price for options granted in each offering may not be less than the lessor of (i) 85% of the fair value of the shares on the day of the offering, or (ii) 85% of the fair market value of the shares at the time the option is exercised.

Options - Outstanding options at December 31, 2000, all of which are currently exercisable, after giving effect to adjustments through such date for anti-dilution provisions and exercisable price reductions are as follows:


                                                                                      Exercise
                                                                     Shares            Price              Expiration
                                                                    Issuable         Per Share               Date
               ---------------------------------------------------------------------------------------------------------
               Warrants:
               Issued to Company President in May
                  1992 in consideration of restructuring
                  Terms of loans due, extended through
                  May 2001.                                         2,000,000               $.10        May 2001


               Options:
               Issued to officers and others
                   in 1989 and 1991 through the
                   Company's Employee Share
                   Purchase Plan                                      165,000      $0.01 to 1.28        October 2001

               Issued to director in 2000 in
                   consideration of services rendered
                   to the Company                                     500,000               $.01        December 2004

                        ENTERTAINMENT INTERNATIONAL LTD.

                          Notes to Financial Statements

================================================================================

NOTE G - PENDING ACQUISITIONS

On March 28, 2000, the Company announced its letter of intent to acquire WeBeCD.com, Inc. WeBeCD.com, Inc. is a private New York software company whose technology transforms regular CD's, DVD's and other electronic media into intelligent e-commerce vehicles. The transaction is subject to, but not limited to, satisfactory due diligence, receipt of necessary approvals, and the execution of a stock purchase agreement. As of the date of this report, a stock purchase agreement was not in place, however discussions with management from both sides continued.

On October 25, 2000, the Company signed a letter of intent to acquire all of the issued and outstanding shares of European Multimedia Group AB ("EMG"). EMG is a private multimedia company headquartered in Malmo, Sweden. They are engaged in the business of representing artists and recording companies to the international music industry, licensing and sub-licensing musical content, and creating and selling special premium products through direct response television.

NOTE H - SUBSEQUENT EVENTS

On January 4, 2001, the Company announced its intent to effect a one for twenty reverse stock split after the close of its proposed acquisition of EMG.

On January 12, 2001, the Company signed a stock purchase agreement to purchase all of the outstanding shares of EMG, including options and warrants convertible into common stock, for a negotiated number of shares of the Company's common stock for each one share of EMG stock owned. The agreement calls for the issuance of up to 4,000,000 shares of the Company's common stock based on achieving certain levels of revenue ranging from $1 million to $23.5 million for the fiscal year ended December 31, 2001.

On March 16, 2001, the Company terminated its proposed acquisition of EMG due to EMG's failure to meet in a timely fashion in accordance with the terms of the stock purchase agreement various conditions of closing, including among others to provide the required financial statements, opinions of counsel, good standing certificates and agreements with various third parties all as specified in the stock purchase agreement.