Form 10-Q
period 2001-03-31
ENTERTAINMENT INTERNATIONAL LTD
filed 2001-05-21
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                    for Quarterly Period Ended March 31, 2001

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

                                 Yes [X] No [ ]

                     The number of outstanding shares of the
   registrant's common stock, par value $.01 as of May 15, 2001 is 69,597,282.

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                        ENTERTAINMENT INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS

                                                       MARCH 31,        DECEMBER 31,
                                                         2001              2000
                                                       (NOTE 1)          (NOTE 1)

                          ASSETS
Assets held for sale                                  $  1,091,000    $  1,091,000
Other assets                                                 9,000           4,000
                                                      ------------    ------------

                                                      $  1,100,000    $  1,095,000
                                                      ============    ============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

   Bank overdraft                                             --           242,000
   Accounts payable - trade                                264,000         314,000
   Customer payments on future services                    200,000         200,000
   Accrued expenses and other liabilities                   47,000          45,000
   Obligation under capital lease                             --           231,000
   Due to related parties                                5,134,000       4,375,000
                                                      ------------    ------------
           Total liabilities                             5,645,000       5,407,000
                                                      ------------    ------------

STOCKHOLDERS' DEFICIT

   Common stock, $.01 par value:
      Authorized - 110,000,000 shares
      Issued and outstanding - 69,597,000 and
         68,097,000 shares, respectively                   696,000         696,000
   Capital in excess of par value                       50,987,000      50,987,000
   Accumulated deficit                                 (56,228,000)    (55,995,000)
                                                      ------------    ------------
       Total stockholders' deficit                      (4,545,000)     (4,312,000)
                                                      ------------    ------------

                                                      $  1,100,000    $  1,095,000
                                                      ============    ============



     Unaudited -- See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                        CONDENSED STATEMENT OF OPERATIONS

                                             THREE MONTHS ENDED
                                                 MARCH 31,

                                               2001            2000
                                               ----            ----
AIRSHIP REVENUES                       $          0    $          0
                                       ------------    ------------

COSTS AND EXPENSES:
   Selling, general & administrative        132,000         128,000
                                       ------------    ------------

                                            132,000         128,000
                                       ------------    ------------

OPERATING LOSS                             (132,000)       (128,000)
                                       ------------    ------------

OTHER INCOME (EXPENSE):
   Interest expense                        (101,000)        (85,000)
                                       ------------    ------------

                                           (101,000)        (85,000)
                                       ------------    ------------

NET LOSS                               $   (233,000)   $   (213,000)
                                       ============    ============

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING                           69,597,282      69,363,667

NET LOSS PER SHARE                     $       (.00)   $       (.00)
                                       ============    ============



     Unaudited -- See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,

                                                             2001          2000
                                                             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(233,000)   $(213,000)
  Adjustments to reconcile net loss to net cash flows
      used in operating activities:
      Depreciation                                              --         16,000
      Changes in operating assets and liabilities           (295,000)     (82,000)
                                                           ---------    ---------

  Net change in cash used for operating activities          (528,000)    (115,000)
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net change in due from related parties                     759,000      339,000
                                                           ---------    ---------

  Net cash flows provided by investing activities            759,000      339,000
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on capital lease and notes payable    (231,000)    (224,000)
                                                           ---------    ---------

   Net cash flows provided by financing activities          (231,000)    (224,000)
                                                           ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         --           --
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  --          1,000
                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    --      $   1,000
                                                           =========    =========

SUPPLEMENTAL INFORMATION:

  Conversion of debt into common stock                     $    --      $ 214,000
                                                           =========    =========

  Interest paid                                            $  13,000    $  16,000
                                                           =========    =========



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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERALL FINANCIAL CONDITION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate that Entertainment International, Ltd. (the "Company") will continue as a going concern. For the first three months of 2001, the Company incurred a loss of $233,000 and had negative cash flows of $528,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage. The increase in the Company's net loss from the same period last year was $20,000. The primary reason for this increase was an increase in interest from related party borrowings incurred by the Company in the first three months of this year as compared to the first three months of 2000.

RESULTS OF OPERATIONS

The Company had no revenue from operations during the first three months of 2001 and 2000.

Selling, general and administrative costs for the three months ended March 31, 2001 were $132,000 as compared to $128,000 for the comparable period in 2000, an increase of $4,000 or 4%. This increase is primarily attributable to increased legal and travel expenses as the Company continues to pursue business combinations.

Interest expense increased $16,000 or 19% to $101,000 for the three months ended March 31, 2001 from $85,000 during the same period in 2000. The increase in interest expense was directly attributable to the increase in loans from related parties.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced negative cash flows from operations of $528,000 in the three-month period ended March 31 2001. Proceeds of $759,000 from Trans Continental Records and Trans Continental Airlines had a positive impact on cash flow, however, this was offset by debt reduction of $231,000 under the Company's capital lease obligation. The Company also had negative working capital of $5,645,000 at March 31, 2001 compared with $5,407,000 at December 31, 2000.
Because of the continued negative cash flow, working capital and existing encumbrances on assets, the Company has relied on loans, cash advances, and guarantees from Louis Pearlman, the Company's president and principal stockholder, TransContinental Airlines ("TCA"), a related party, TransContinental Records, ("TCR"), a related party, and other affiliated companies of which Mr. Pearlman is the Chairman, President, and shareholder. There can be no assurance that Mr. Pearlman, TCA, TCR and affiliates will make additional loans, cash advances, and guarantees on an ongoing basis. At March 31, 2001, the Company owed $5,134,000 to related parties. Repayment of such amounts has been deferred for an indefinite period. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans to improve the financial position of the Company, with the goal of sustaining the Company's operations for the current year and beyond include: (1) establishing continued arrangements with TCA and TCR, companies related through common directorship and ownership, to provide funding on a monthly basis, and (2) establishing goals for the acquisition of assets and operations of one or more entities, with the expectation that such business combinations, if completed, would provide additional cash flow and net income. The Company is negotiating the acquisition of WeBeCD.com, Inc. ("WeBeCD"), and has entered into a letter of intent to acquire 100% of the capital stock, including options and warrants of WeBeCD. If all agreement terms are met, shares of the Company's common stock will be issued in exchange for shares of WeBeCD's common stock. On January 12, 2001 the Company also signed a stock purchase agreement to purchase all the outstanding shares of European Multimedia Group AB ("EMG"), including options and warrants convertible into common stock, for a negotiated number of shares of the Company's common stock for each one share of EMG stock owned. The agreement called for the issuance of up to 4,000,000 shares of the Company's common stock based on achieving certain levels of revenue of up to $23.5 million for the fiscal year ended December 31, 2001. On March 16, 2001, the Company terminated its proposed acquisition of EMG due to EMG's failure to meet in a timely fashion in accordance with the terms of the stock purchase agreement various conditions of closing, including among others, to provide the required financial statements, opinions of counsel, good standing certificates and agreements with various third parties, all as specified in the stock purchase agreement.

Other

The Company has approximately $47,093,000 in losses for income tax purposes available to reduce future taxable income which will begin to expire in 2005. We have no commitments for capital expenditures of a material nature in the near future.

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

Part II

ITEM 1 - LEGAL PROCEEDINGS

                  Not applicable.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5 - OTHER INFORMATION

                  Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  Not applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ENTERTAINMENT INTERNATIONAL LTD.

Dated:  May 21, 2001              By:   /s/ Louis J. Pearlman
                                        --------------------------
                                           Louis J. Pearlman
                                           Chairman of the Board of
                                           Directors, President and
                                           Treasurer (duly authorized
                                           officer of the registrant and
                                           principal financial officer
                                           of the registrant)