Form 10-Q
period 2001-06-30
ENTERTAINMENT INTERNATIONAL LTD
filed 2001-08-20
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                    for Quarterly Period Ended June 30, 2001

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
--------------------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. EmployerIdentification Number)
incorporation or organization)


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

                                 Yes [X] No [ ]

                     The number of outstanding shares of the
                 registrant's common stock, par value $.01 as of
                           June 30, 2001 is 69,597,000

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                        ENTERTAINMENT INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS


                                                                          JUNE 30,              DECEMBER 31,
                                                                           2001                   2000
                                                                         (NOTE 1)                (NOTE 1)
                                                                       (Unaudited)               (Audited)


                             ASSETS
Assets held for sale                                                   $  1,091,000         $  1,091,000
Other assets                                                                 12,000                4,000
                                                                       ------------         ------------
                                                                       $  1,103,000         $  1,095,000
                                                                       ============         ============

             LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
   Bank overdraft                                                   $         2,000         $    242,000
   Accounts payable - trade                                                 250,000              314,000
   Customer payments on future services                                     200,000              200,000
   Accrued expenses and other liabilities                                    38,000               45,000
   Obligation under capital lease                                                 -              231,000
   Due to related parties                                                 5,286,000            4,375,000
                                                                       ------------         ------------
           Total liabilities                                              5,776,000            5,407,000
                                                                       ------------         ------------

STOCKHOLDERS' DEFICIT
   Common stock                                                             696,000              696,000
   Capital in excess of par value                                        50,987,000           50,987,000
   Accumulated deficit                                                  (56,356,000)         (55,995,000)
                                                                       ------------        -------------
       Total stockholders' deficit                                       (4,673,000)          (4,312,000)
                                                                       ------------        -------------
                                                                       $  1,103,000        $   1,095,000
                                                                       ============        =============












            See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                        CONDENSED STATEMENT OF OPERATIONS


                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE   30,                            JUNE 30,
                                                     2001               2000           2001                2000
                                                     ----               ----           ----                ----
REVENUES                                      $         -           $        -       $        -         $        -
                                              -----------           ----------       ----------         ----------

COSTS AND EXPENSES:
   Selling, general & administrative              32,000               103,000          164,000            231,000
                                              -----------           ----------       ----------         ----------

OPERATING LOSS                                   (32,000)             (103,000)        (164,000)          (231,000)
                                              -----------           ----------       ----------         ----------

OTHER INCOME (EXPENSE):
      Interest expense                           (96,000)              (80,000)        (197,000)          (165,000)
                                              -----------           ----------       ----------         ----------

NET LOSS                                      $ (128,000)           $ (183,000)     $  (361,000)        $ (396,000)
                                              ==========            ==========      ===========         ==========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING                                69,597,000            69,597,000       69,597,000         69,490,000

  NET LOSS PER SHARE                          $        -           $         -      $     (0.01)        $    (0.01)
                                              ==========           ===========      ===========         ==========





















           Unaudited -- See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,


                                                                                  2001                     2000
                                                                                  ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $ (361,000)             $  (396,000)
  Adjustments to reconcile net loss to net cash flows
      used in operating activities:
      Depreciation                                                                    -                   33,000
      Changes in operating assets and liabilities                               (79,000)                 (71,000)
                                                                             ----------              ----------

  Net change in cash used for operating activities                             (440,000)                (434,000)
                                                                             ----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on capital lease obligation                              (231,000)                (149,000)
   Net change in due to related parties                                         911,000                  582,000
                                                                             ----------              -----------

   Net cash flows provided by financing activities                              680,000                  433,000
                                                                             ----------              -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         240,000                   (1,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 (242,000)                   1,000
                                                                            ------------            ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    (2,000)            $          -
                                                                            ============            ============

SUPPLEMENTAL INFORMATION:

Non-cash financing activity:
  Conversion of debt into common stock                                      $         -             $    214,000
                                                                            ===========             ============

  Cash paid for interest                                                    $    13,000             $     11,000
                                                                            ===========             ============











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

NOTE 2 - PROPOSED ACQUISITIONS (ACQUISITION):

The Company has discontinued its pursuit of the acquisition of WeBeCD.com Inc. The Company is negotiating the acquisition of CS Technologies, Ltd. ("CS Technologies"), and has entered into a letter of intent on June 28th to acquire 100% of the capital stock. The proposed agreement is contemplating that such number of shares of the Company's common stock will be issued in exchange for shares of CS Technologies' common stock so that CS Technologies will have acquired complete control of the Company. At the closing of such transaction, the Company will effect a "one-for-twenty" reverse stock split previously authorized by shareholders of the Company in December 2000. It is intended that the Stock Purchase Agreement will be signed in August 2001. As part of the transaction, Trans Continental Records, Trans Continental Airlines, and Mr. Pearlman will waive all debt that is owed to them (approximately $5,286,000 in the aggregate) and assume all the remaining liabilities on the balance sheet (approximately $490,000) in exchange for the remaining assets (approximately $1,103,000).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERALL FINANCIAL CONDITION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate that Entertainment International, Ltd. (the "Company") will continue as a going concern. For the first six months of 2001, the Company incurred a loss of $361,000 and had negative cash flows of $440,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage. The decrease in the Company's net loss from the same period last year was $35,000. The primary reason for this decrease was a reduction in operating expenses incurred by the Company in the first six months of this year as compared to the first six months of 2000. The Company is also experiencing a liquidity shortage.

RESULTS OF OPERATIONS

The Company had no revenue from operations during the first six months of 2001 and 2000.

Selling, general and administrative costs for the six months and three months ended June 30, 2001 were $164,000 and $32,000, respectively, as compared to $231,000 and $103,000, respectively, for the comparable periods in 2000. These amounts represent decreases of $67,000 and $71,000, respectively. This decrease is primarily attributable to decreased officer salary and legal expense.

Interest expense increased $32,000 or 19% to $197,000 for the six months ended June 30, 2001 from $165,000 during the same period during 2000. The increase in interest expense was directly attributable to the increase in loans from related parties.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced negative cash flow from operations of $440,000 in the six-month period ended June 30, 2001. Proceeds of $911,000 primarily from TCR had a positive impact on cash flow, however, this was offset by debt reduction under the Company's capital lease obligation. The Company also had negative working capital of $5,776,000 at June 30, 2001 compared with $5,407,000 at December 31, 2000. Because of the continued negative cash flow, working capital and existing encumbrances on assets, the Company has relied on loans, cash advances, and guarantees from TCR, a related party, TCA, a related party, Louis Pearlman, the Company's president and principal stockholder, and other affiliated companies of which Mr. Pearlman is the Chairman, President, and shareholder. There can be no assurance that TCR, TCA, Mr. Pearlman, and affiliates will make additional loans, cash advances, and guarantees on an ongoing basis. At June 30, 2001, the Company owed $5,286,000 to related parties. Repayment of such amounts has been deferred for an indefinite period. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans to improve the financial position of the Company, with the goal of sustaining the Company's operations for the current year and beyond include: (i) continued arrangements with companies related through common directorship and ownership, to provide funding on a monthly basis; and (ii) establishing goals for the acquisition of assets and operations of one or more entities, with the expectation that such business combinations, if completed, would provide additional cash flow and net income.

The Company is negotiating the acquisition of CS Technologies, and has entered into a letter of intent on June 28th to acquire 100% of the capital stock. The proposed agreement is contemplating that such number of shares of the Company's common stock will be issued in exchange for shares of CS Technologies' common stock so that CS Technologies will have acquired complete control of the Company. At the closing of such transaction, the Company will effect a "one-for-twenty" reverse stock split previously authorized by shareholders of the Company in December 2000. It is intended that the Stock Purchase Agreement will be signed in August 2001. As part of the transaction, TCR, TCA, and Mr. Pearlman will waive all debt that is owed to them (approximately $5,286,000 in the aggregate) and assume all the remaining liabilities on the balance sheet (approximately $490,000) in exchange for the remaining assets (approximately $1,103,000).

Other

The Company has approximately $47,197,000 in losses for income tax purposes available to reduce future taxable income which will begin to expire in 2005. We have no commitments for capital expenditures of a material nature in the near future.

Inflation

The Company believes that there has not been a significant impact from inflation on the Company's operations during the past fiscal year.

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


Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Part II

ITEM 1 - LEGAL PROCEEDINGS

                  Not applicable

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable

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

                                         ENTERTAINMENT INTERNATIONAL LTD.

Dated:  August 17, 2001             By:   /s/ Louis J. Pearlman
                                          --------------------------
                                          Louis J. Pearlman
                                          Chairman of the Board of
                                          Directors, President and
                                          Treasurer (duly authorized
                                          officer of the registrant and
                                          principal financial officer
                                          of the registrant)