Form 10-Q
period 2001-09-30
ENTERTAINMENT INTERNATIONAL LTD
filed 2001-11-19
CIK 764587

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                         Securities Exchange Act of 1934
                  for Quarterly Period Ended September 30, 2001

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

                                 Yes [X] No [ ]

                     The number of outstanding shares of the
                  registrant's common stock, par value $.01 as
                       of October 17, 2001 is 36,532,333



                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                        ENTERTAINMENT INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS


                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                      2001                 2000
                                                                (NOTE 1 and 2)           (NOTE 1)
                                                                  (Unaudited)            (Audited)

                           ASSETS

Assets held for sale                                             $          -        $  1,091,000
Other assets                                                                -               4,000
                                                                 ------------        ------------

                                                                 $          -        $  1,095,000
                                                                 ============        ============

            LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
   Bank overdraft                                                $          -        $    242,000
   Accounts payable - trade                                                 -             314,000
   Customer payments on future services                                     -             200,000
   Accrued expenses and other liabilities                                   -              45,000
   Obligation under capital lease                                           -             231,000
   Due to related parties                                                   -           4,375,000
                                                                 ------------        ------------
           Total liabilities                                                -           5,407,000
                                                                 ------------        ------------

STOCKHOLDERS' DEFICIT
   Common stock                                                       696,000             696,000
   Capital in excess of par value                                  50,987,000          50,987,000
   Accumulated deficit                                            (51,683,000)        (55,995,000)
                                                                 ------------        ------------
       Total stockholders' deficit                                          -          (4,312,000)
                                                                 ------------        ------------
                                                                 $          -        $  1,095,000
                                                                 ============        ============


            See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF OPERATIONS




                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                          2001          2000        2001          2000
                                                          ----          ----        ----          ----

REVENUES                                               $         -  $        -    $         -  $        -
                                                       -----------  -----------   -----------  -----------

COSTS AND EXPENSES:
   Selling, general & administrative                       115,000      129,000       279,000      360,000
                                                       -----------  -----------   -----------  -----------


OPERATING LOSS                                            (115,000)    (129,000)     (279,000)    (360,000)
                                                       -----------  -----------   -----------  -----------

OTHER INCOME (EXPENSE):
   Gain on from discharge of
      indebtedness (Note 2)                              4,886,000            -     4,886,000            -
   Interest expense                                        (98,000)     (81,000)     (295,000)    (246,000)
                                                       -----------  -----------   -----------  -----------
                                                         4,788,000      (81,000)    4,591,000     (246,000)
                                                       -----------  -----------   -----------  -----------

NET INCOME (LOSS)                                      $ 4,673,000  $  (210,000)  $ 4,312,000  $  (606,000)
                                                       ===========  ===========   ===========  ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING                                          69,597,000   69,597,000    69,597,000   69,526,000


  NET INCOME (LOSS) PER SHARE                          $      0.07  $     (0.01)     $   0.06  $     (0.01)
                                                       ===========  ===========   ===========  ===========


     Unaudited -- See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,

                                                                    2001           2000
                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ 4,312,000    $  (606,000)
  Adjustments to reconcile net loss to net cash flows
      used in operating activities:
      Depreciation                                                        -         49,000
      Gain from discharge of indebtedness                        (4,886,000)             -
      Changes in operating assets and liabilities                   (69,000)       (16,000)
                                                                 ----------       --------

  Net change in cash used for operating activities                 (643,000)      (573,000)
                                                                 ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on capital lease obligation                  (231,000)      (300,000)
   Net change in due to related parties                           1,116,000        872,000
                                                                 ----------       --------

   Net cash flows provided by financing activities                  885,000        572,000
                                                                 ----------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             242,000         (1,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                           (242,000)         1,000
                                                                 ----------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $        -       $      -
                                                                 ==========       ========
SUPPLEMENTAL INFORMATION:

Non-cash financing activity:
  Conversion of debt into common stock                           $        -       $214,000
                                                                 ==========       =======

  Cash paid for interest                                         $   13,000       $ 20,000


       Unaudited-See accompanying notes to condensed financial statements.

                        ENTERTAINMENT INTERNATIONAL LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   [UNAUDITED]


NOTE 1-BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. Management believes that all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. If such differences prove significant and material, Entertainment International Ltd. (the "Company") will file an amendment to this report on Form 10-Q.

NOTE 2 - SUBSEQUENT EVENTS:

         On October 17, 2001 the Company, through its wholly owned subsidiary ENTI Acquisition Corp. ("ENTI" or "Registrant"), closed a transaction (the "Transaction") providing for the acquisition of all of the issued and outstanding shares of CSTI Hi-Tech, Ltd. ("CSTI") an Israeli corporation, in exchange for approximately 31,052,483 shares of Registrant's unregistered restricted common stock on a post-split basis (simultaneously with the closing Registrant effectuated a one for twenty reverse stock split effective on October 18, 2001 of all of its issued and outstanding stock as approved by the shareholders of the company on December 28, 2000.)

         Following the closing of the transaction, the former shareholders of CSTI controlled approximately 85 percent of ENTI's outstanding share capital (36,532,333 shares). Mr. Jacob Lustgarten, the president of CSTI became the Chairman and Chief Executive Officer of the Registrant. Mr. Louis J. Pearlman, resigned as Chairman and Chief Executive Officer of Registrant, and will remain on the Board of Directors. Meir Elazar, General Counsel for CSTI, will fill the remaining vacancy on the Registrant's Board of Directors. Effective immediately the activities of CSTI are to be conducted through Registrant. CSTI is headquartered in Israel, 4 Ashlagan St., P.O. Box 8624, Kiryat Gat 82021, Israel (011 972 8 660 2108).

         CSTI has offices in Germany and Italy and is engaged in the business of the planning, production and installation of ultra-high purity systems for transporting highly pure gases and chemicals. These highly pure products are used in the production of products ranging from micro-electronics, optical fibers and metal blades to pharmaceutical and bio-technology items. CSTI currently has 140 employees and its customers include Sapio Gas Company (Italy), Hydrogas (Scandanavia), Pirelli Optic Fibres (Italy), Teva (Israel) and Intel (Israel) among others.

Summary information with regard to CSTI as of September 30, 2001 is as follows:


                                                                              September 30,
                                                                                  2001
                                                                                  ----
                                                                              (Unaudited)
                                                                               (in 000's)

Cash and Cash Equivalents                                                   $         102
Trade Receivables                                                                   1,973
Other Receivables                                                                     823
Inventory                                                                           1,664
                                                                            -------------

Total Current Assets                                                                4,562

Property, Plant and Equipment (Net of Accumulated Depreciation of $805)             1,656
Deferred Taxes                                                                         17
                                                                            -------------

Total Assets                                                                $       6,235
                                                                            =============

Current Liabilities:
   Short-Term Credit                                                        $       2,001
   Trade Payables                                                                   1,666
   Other Payables                                                                   1,125
                                                                            -------------

                                                                                    4,792
                                                                            -------------


Long-Term Liabilities:
   Shareholders' loans                                                                 14
   Severance liability, net of amount funded                                           71
                                                                            -------------

                                                                                       85
                                                                            -------------

Contingencies and Commitments



Shareholders' Equity:
   Share capital                                                                        1
   Additional paid in capital                                                         738
   Retained earnings                                                                  619
                                                                            -------------


                                                                                    1,358
                                                                            -------------

                                                                            $       6,235
                                                                            =============



                                                                         For the Period ended
                                                                             September 30,
                                                                                 2001
                                                                                 ----
                                                                              (unaudited)

Sales                                                                       $      10,123
Cost of Sales                                                                       6,347
                                                                            -------------

Gross Profit                                                                        3,776
General Expenses and Administrative                                                 1,786
                                                                            -------------

Operating Income                                                                    1,990
Interest Income - net                                                                  67
Other Income                                                                            6
                                                                            -------------

Income Before Income Taxes                                                          2,063
Income Taxes                                                                           83
                                                                            -------------

Net Income                                                                  $       1,980
                                                                            =============


As a part of the Transaction, Louis Pearlman, TransCon Airlines and
TransCon Records (Transcon Airlines and Transcon Records collectively referred to as "TransCon") entered into a separate cancellation and discharge agreement with CSTI whereby, Pearlman and TransCon agreed to cancel and discharge all indebtedness of the Company owed to Pearlman and TransCon. Pearlman and TransCon also jointly and severally assumed all remaining debts and liabilities owned by the Company. The Company also transferred, to Pearlman and TransCon all of the remaining airship assets owned by the Company. The financial statements as of and for the period ended September 30, 2001, reflect this agreement. As a result, such financial statements disclose a gain from discharge from indebtedness of $4,886,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERALL FINANCIAL CONDITION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate that Entertainment International, Ltd. (the "Company") will continue as a going concern. For the first nine months of 2001, the Company had net income of $4,312,000 and had negative cash flows of $643,000 from operations. The accompanying financial statements do not include any adjustments that might result from the Company's current liquidity shortage. The Company experienced a net loss of $606,000 from the same period last year. This change is due to a $4.9 million gain on disposal of discontinued operations occurring in the third quarter of this year.

RESULTS OF OPERATIONS

The Company had no revenue from operations during the first nine months of 2001 and 2000.

Selling, general and administrative costs for the nine months and three months ended September 30, 2001 were $279,000 and $115,000, respectively as compared to $360,000 and $129,000, respectively, for the comparable periods in 2000. These amounts represent decreases of $ 81,000 and $14,000, respectively. This decrease is primarily attributable to decreased officer and administrative salaries, and legal expense.

Interest expense increased $51,000 or 20.7% to $297,000 for the nine months ended September 30, 2001 from $246,000 during the same period during 2000. The increase in interest expense was directly attributable to the increase in loans from related parties.

LIQUIDITY AND CAPITAL RESOURCES

The Company experienced negative cash flow from operations of $643,000 in the nine-month period ended September 30, 2001. Proceeds of $1.1 million primarily from Trans Continental Records ("TCR") had a positive impact on cash flow, however, this was offset by debt reduction under the Company's capital lease obligation. As a result of the transactions described in Note 2 to the financial statements, the Company had no assets or liabilities at September 30, 2001 compared with negative working capital of $5,407,000 at December 31, 2000.

Other

The Company has approximately $42,548,000 in losses for income tax purposes available to reduce future taxable income which will begin to expire in 2005. We have no commitments for capital expenditures of a material nature in the near future.

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

                      None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ENTERTAINMENT INTERNATIONAL LTD.

Dated:  November 19, 2001             By:   /s/ Jacob Lustgarten
                                            --------------------------
                                            Jacob Lustgarten
                                            Chairman of the Board of
                                            Directors, and Chief
                                            Executive Officer