Form 10KSB
period 2001-12-31
CLEAN SYSTEMS TECHNOLOGY GROUP LTD
filed 2002-04-16
CIK 764587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2001.

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from _____________to______________

Commission File No. 000-14646

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                      06-1113228
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

4 Ashlagan St., P.O. Box 8624,
 Kiryat Gat, Israel                                        82021
 ------------------                                        -----
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:  011 972 8 660 2108
                                                     ------------------

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                 ------------------------------------------
   Not Applicable                                 None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No __.

          The issuer's net sales for the most recent fiscal year were $10,601,000.

           The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 26, 2002 was approximately $12,872,640.

           As of March 26, 2002 there were 42,766,087 shares of Common Stock, par value $.01 per share, issued and outstanding.

                                     PART I
ITEM 1.  BUSINESS

GENERAL
           Clean Systems Technology Group, Ltd., a New York corporation (the "Company" or "CSTI"), through its operating subsidiary CSTI-Hi-Tec, Ltd. ("CSTI Hi-Tec"), designs, engineers, manufactures and installs Ultra High Purity systems for transportation of gases and liquids for companies in the processing industries. CSTI provides its products and services to customers in several countries around the world including Israel, Italy, Germany, India and the Scandanavian countries. CSTI believes that its expertise and hands-on experience in the field of ultra high purity gas and chemical systems for the process industries makes it a leader in this field (See "Business - Competition"). CSTI Hi-Tec, the Company's operating subsidiary, was formed under the laws of the state of Israel in 1995.

           The Company's principal executive offices are located at 4 Ashlagan St., P.O. Box 8624, Kiryat Gat 82021, Israel, phone number 011 972 8 660 2108 and its website is www.cstigroup.com.


           The Company's consolidated sales for the fiscal years ended December 31, 2001 and 2000 were $10,601,000 and $5,661,000, respectively, and its consolidated net income was $2,167,000 and $30,000, respectively, during such periods.

INDUSTRY OVERVIEW

           Gas manufacturing and delivery systems, such as those produced by the Company, find wide use and application in the optical fibers, metal fabrication, chemicals, pharmaceuticals, semiconductor materials and other industries. Utilizing the gas and chemical delivery and distribution systems that CSTI designs and constructs, its customers create value through improved product quality, increased productivity and the attainment of efficiency objectives. CSTI's management has extensive expertise in the microelectronics industry, in particular, and has built a strong reputation for providing quality products and installations relating to research and development, production processing, utilities maintenance, gas production and delivery, vacuum systems and cryogenic systems. CSTI believes that it continues to be a major technological innovator in the industrial gases industry and, working with its customers, has increased the use of its industrial gases to support the manufacture and processing of products.

           All industries, which utilize ultra high pure gases and chemicals in their fabrication, require four major gas and chemical delivery systems to handle and deliver the gases and the chemicals from the source to the point of use. See "Business - Products."

           According to Semico Research Corporation, a marketing and engineering research company, the processing markets are forecasted to grow significantly over the next several years. The micro-electronics processing market alone is predicted to grow from $156.4 billion in 2001 to $302.8 billion in 2004.

THE COMPANY

           CSTI designs, engineers, manufactures, installs and services ultra high purity systems for transportation of clean gases and liquids from the source, where the gases and liquids are stored, to the point of use for the following processing industries:

     -   Micro-electronics (semi conductors);
     -   Optical fibers;
     -   Pharmaceuticals and Bio-technology; and
     -   Metal Blades.

           CSTI provides its clients with a total solution commencing from the design through engineering, manufacturing and installation, positioning of the process equipment and ending in tests and certification of the delivery systems. This unique total solution provides CSTI's clients with gas and chemical quality at the point of use identical to the source from which it has been delivered.

           All of CSTI's products are manufactured and tested under strict regulations, and working and quality control procedures that comply with the U.S. government's ISO 9001 standards, with respect to which CSTI has been certified since 1996. All systems, products and installations manufactured by CSTI are produced under the strictest safety procedures.

           The Company's principal executive offices are located at 4 Ashlagan St., P.O. Box 8624, Kiryat Gat 82021, Israel, phone number 011 972 8 660 2108 and its website is www.cstigroup.com. The Company is in the process of establishing offices in New York City and Orlando, Florida. The Company's New York City office will be located at 521 Fifth Avenue, 17th floor, New York, New York 10175, where it intends to provide marketing and sales, public and investor relations and financial and banking relations services. The Company's Orlando, Florida office will be located at 7380 Sand Lake Road, Suite 350, Orlando, Florida 32819-5257, where it intends to provide sales and marketing services. Clean Systems Technology Italia S.r.l is located at 20 Via Felice Casati, Milano Italy 20124. See Item 2. Properties.

PRODUCTS

           CSTI customizes distribution systems for its customers, based on the source, specific gas or chemical being distributed and the required treatment of the gas from the source to the end user. Since the gases and the chemicals are pure and extremely dangerous, these systems must comply with the highest levels of safety and quality.

           CSTI product lines provide a total solution for gas and chemical systems from source to the point of use. CSTI supplies its systems as shelf products and modifies them to be custom tailored to its clients specifications. Each of CSTI's products can be used as a stand-alone system for the purpose it was designed or as a total solution when packaged together at the customer's request.

           CSTI products are divided into three main categories:

           -    Systems for ultra high purity gases from source to point of use;
           -    Pre-manufactured products sub-systems;
           -    Systems upgrades.

           The following is a description of these categories.

           CSTI ULTRA HIGH PURITY SYSTEMS

           In the micro-electronics, optical fibers, pharmaceuticals and bio-technology industries and other processing industries utilizing gases and chemicals in their processes, there is a need for gas systems that will handle and deliver gas from source to point of use where the actual manufacturing process takes place. CSTI product lines provide a total solution for the four major gas and chemical systems from source to the point of use. The gas systems, which "treat" the gas from source to point of use, are divided into the following four categories:

           I)        GAS SYSTEMS AT THE SOURCE:

           This system deals with gas pressure and adapting the pressure at the source to the pressure required for the process. This system is also designed to recognize the level of gas in the source and change over to a substitute source once the initial source is depleted, and simultaneously complying with all safety and quality control procedures.

           II)       DISTRIBUTION SYSTEM:

           A system fed from one gas line and supplying up to eight systems from it. This system is called the Valve Manifold Box (VMB) and is where the main distribution of the gases and chemicals occur and are distributed to different points of use.

           III)      POINT OF USE PANEL:

           This is a system located near the process equipment, which enables the operator to control the flow/non-flow of the gas into the system and control the pressure as well.

           IV)       PROCESS TOOL GAS-BOX:

           The final gas system controls the flow of the gas into the production equipment and regulates the flow and pressure during the process.

           CSTI designs and manufactures each of the above systems which treat the gases. In certain instances CSTI supplies all four stages to the same client and in other cases, depending on the clients needs and requirements, CSTI supplies only part of the system. In most instances, CSTI supplies custom made systems adapted to the requirements of the client/process, but in all cases the system is custom tailored to fit the client's design, method, process philosophy and safety accessories specifications.

           When CSTI designs a system for a client it does so within the following parameters and guidelines: providing the highest safety of the system; keeping the system at the highest level of quality and purity; making the system conform to the process without compromising safety and quality; insuring the efficacy of the system during normal operation and maintenance, while simultaneously maintaining its safety and quality; and ensuring continuous gas or chemical supply to the process, in particular when more than one point of use is connected to the same source.

           These design parameters are implemented in all of CSTI's products. In addition, CSTI's component selection, quality assurance and quality control systems, highly trained and experienced personnel performing the production under strict working quality procedures allow CSTI to deliver products and systems that the Company believes are superior to those of its competitors. See "Competition."

           PRE-MANUFACTURED PRODUCTS SUB-SYSTEMS

           The Company also provides a full line of its pre-manufactured products subsystems to its clients. These products are described as off the shelf products and include bulk systems for non-specialty gases, bulk systems for specialty gases and chemicals, gas distribution panels and cabinets, distribution systems and point of use systems. These products have standard specifications in contrast to the customized systems the Company builds. Although the systems are pre-manufactured with standard specifications, the system is custom tailored to fit the client's design, method, process philosophy and safety accessories specifications.

           SYSTEMS UPGRADES

           In addition to designing and manufacturing new systems, CSTI upgrades and retrofits existing systems to adapt to new manufacturing processes. Many of CSTI's customers are engaged in industries where the life duration of a manufacturing process can be very short. For example, in the opinion of management, the life duration of the manufacturing process in the microelectronics industry tends to be between one and three years because of constant changes in the process as a result of market demands. The cost of process equipment is extremely high, ranging from one to ten million dollars, and therefore it is often uneconomical for a customer to invest in new equipment every 2-3 years. Instead of acquiring new systems, the Company is capable of upgrading and retrofitting existing systems to adapt to different types of gases fed into the process equipment in accordance with a new process, or the Company is able to make actual changes in the process equipment.

           Internal upgrading in the process equipment is critical from the client's perspective since this impacts the most basic and essential elements of the equipment. The ability to upgrade the performance of the equipment directly affects the profitability of the client's entire manufacturing process.

RESEARCH AND DEVELOPMENT

           CSTI plans to launch a new research and development program during fiscal 2002 directed toward developing new and improved methods for the distribution of gases and chemicals and the development of new markets and applications for these gases. CSTI is committed to providing its customers with a complete solution to all of their gas and chemical distribution and delivery needs from the source to the point of use. At the present time CSTI's research and development is conducted in Israel at its Kiryat Gat facility. CSTI is in the process of creating new versions of its off the shelf products, which should further minimize the need for custom changes. CSTI plans to invest approximately $1 million in fiscal 2002 on research and development activities mainly for the optical fiber industry and intends to open a research and development facility in Italy.

           During the fiscal years ended December 31, 2001 and 2000 CSTI did not directly expend any funds on research and development activities. Amounts dedicated to research and development have historically been included in the cost of revenue as part of the manufacturing process.

PATENTS AND TRADEMARKS

           The Company does not own any patents or trademarks, and relies on its proprietary information, technological know-how and experience to conduct its business.

           In January 2002, CSTI filed an application in Israel to register the logo of CSTI as a trademark. The application is still pending as of the date hereof.

COMPETITION

The Company competes on the basis of its ability to provide its customers a full turn-key high quality solution at a competitive price. The Company does not believe that it has any direct competitors who are able to provide such a solution. However, the Company does experience competition from large international and domestic gas and chemical companies that offer partial solutions to their clients and a total solution through the use of third-party sub-contractors. The Company's competitors also include installation companies. Substantially all of the Company's competitors have greater financial and/or personnel resources than the Company.

           The ability of CSTI to supply comprehensive solutions to its clients gives CSTI the ability to be competitive in its pricing as compared to many of its competitors that use sub-contractors. CSTI's competitors that use sub-contractors find it difficult to afford their clients attractive prices due to the mark-ups that they must include in their cost. In addition, these competitors often have difficulties guaranteeing the quality of the systems designed by their subcontractors. The Company's total solution allows it to provide its clients with a "one stop" quality guarantee.

           GAS COMPANIES

           The main competitors of CSTI are the large gas supply companies such as British Oxygen Ltd. (BOC) whose business is primarily gas supply and to a lesser extent the installation of gas delivery systems. The portion of gas systems installation revenue, where they compete with CSTI, is estimated to be, in managements opinion, between $200- $500 million annually. These large gas companies occasionally compete with the Company and in other instances work together and cooperate in providing the services as described below.

           The primary reason that these gas supplies companies deal with the manufacture and installation of gas and chemical systems is because their clients demand that the gas companies be responsible for the systems and in some cases to operate them on a daily basis. In certain instances potential clients require their gas suppliers to be responsible for the quality of the gas at the point of use which requires the supply companies to be involved in the installation of gas systems. The gas supply company may have a contract for installation and in such instance, in effect, becomes a direct competitor of CSTI. The result is that the gas systems are not the core business nor the highest priority of the gas companies. As such, this provides CSTI with an opportunity to compete in this market because CSTI, unlike the gas supply companies, has significant experience, know how and expertise with respect to understanding the characteristic of the gases and chemicals; constructing the system to fit the gas and chemical character; familiarity with the process itself; and knowing the process demands and the daily routine of operation.

           CSTI designs its products in-house and without relying on any outside source. In management's opinion, CSTI's unique design, and its ability to customize a client's delivery system and provide a total solution are among the main advantages over its competitors.

           INSTALLATION COMPANIES

           There are numerous companies around the world that specialize in the installation of gas and chemical supply systems. CSTI's largest competitor in the field of installation is Kinetic Inc. Although Kinetic Inc. is one of the largest installation companies in the world, CSTI believes it has a competitive advantage over Kinetic Inc. based on its total solution, inventive products, technology, expertise and know-how.

CUSTOMERS

           In general, CSTI is not dependent upon any single customer or several customers. However, in 2001, 71% of CSTI's revenues came from Sapio Industries srl for Pirelli and 18% of CSTI's revenue came from Hydrogaz Sweden for Starlight-India. (See "Notes to Consolidated Financial Statements - Note 11"). The nature of the Company's business is that it works on several large contracts at any given time and therefore several customers may comprise a significant portion of the Company's revenues and net income during any fiscal year. Furthermore, once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of the system.

           CSTI is a global enterprise with 95% of its fiscal year 2001 and 40% of its fiscal year 2000 sales outside of Israel (See "Note 11" to the Consolidated Financial Statements of CSTI). CSTI is presently engaged in two major projects in Israel. The first is the extension of FAB 2 of Tower Semiconductors in Migdal Haemek, Israel and the other is being done in conjunction with Baran Industries (91) Ltd., also an Israeli company.

           CSTI's customers have included Intel, Tower Semiconductor Ltd., Pirelli, Sterlite, Teva Pharmaceutical Industries Ltd., Iscar, BOC, Baran Industries (91) Ltd. and Meissner-Baran Ltd.

           CSTI's international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments.

           CSTI conducts its business through its Israeli and Italian subsidiaries and through joint ventures in Scandinavia, Germany and India, and intends to open offices in New York City and Orlando, Florida in order to enter the U.S. market. CSTI continues to provide its products and services to customers located in several countries around the world. In 1997 CSTI established a wholly-owned subsidiary, Clean Systems Technology Italia S.r.l, located in Milan, Italy, to provide CSTI's products and services to the Italian market similar to those provided in the Israeli market. CSTI is also considering establishing a subsidiary in India for concentration on the Asian and Indian markets. See "Company."

SEASONALITY

           As a design, manufacturing and installation company serving a diverse customer base in different countries around the world, CSTI's business is not subject to seasonal fluctuations to any significant extent.

SUPPLIERS

           CSTI is not dependent upon any one supplier for the raw materials it purchases to manufacture its products.

EMPLOYEES AND LABOR RELATIONS

           As of March 31, 2002, CSTI had approximately 145 employees worldwide, all of which are full-time employees, approximately 80% of which are engaged in manufacturing and installation. A detailed breakdown is as follows:

           Management and administrative                9
           Finance                                      2
           Engineering                                  5
           Purchase and Logistic                        7
           Quality Safety Control                       7
           CONTRACT AND INSTALLATION                  115
           -------------------------                  ---
           Total                                      145


           In accordance with Section 25 of the Collective Agreements Law 1997, under Israeli law the Minister of Labor issued in 1983 an Extension Order, which extends provisions of the collective agreement between the Industrialist Union and the Histadrut (the major workers union in Israel). Although there is no direct agreement between CSTI and any workers union, in accordance with that order, CSTI is required to comply with the extended provisions, which relate to certain working and payment conditions to its workers, such as overtime payments and annual holidays. The Extension Order does not apply to employees in executive and managerial positions.

GOVERNMENTAL REGULATIONS

           The Company's business operations, in general, are not subject to any specific governmental regulations. However, for information concerning tax benefits granted by the Israeli government to the Company, see "Tax Status."

ENVIRONMENT

           The Company is not significantly affected by the costs of complying with government imposed environmental laws in Israel in connection with the manufacturing of its products. Compliance with environmental legislation in Israel and other parts of the world is the responsibility of the Company's clients. When designing and installing gas and liquid delivery systems, CSTI takes these issues into consideration, but the costs are borne by the clients.

TAX STATUS

           On August 1, 2001, CSTI was granted under Israeli law a status of "Approved Enterprise" in accordance with the Law for the Encouragement of Capital Investments 1959. Under that law, by virtue of an "Approved Enterprise" status, CSTI will be granted various tax benefits as follows:

(1) Tax exemption on part of the income from its approved enterprise for a period of 10 years since CSTI has elected the "alternative benefits" (involving waiver of investment grants). In the event of distribution of cash dividends out of income, which was tax exempt as above, CSTI would have to pay corporate tax at the rate 25% of the amount distributed. In general, Israeli companies are currently subject to Company Tax at the rate of 36.0% of taxable income.

(2) CSTI is entitled to claim accelerated depreciation for five tax years commencing in the first year of operation of each asset, in respect of property and equipment used by the approved enterprise.

           The entitlement to the above benefits are conditional upon CSTI fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investments in the approved enterprise. In the event of failure to comply with these conditions, the benefits may be cancelled and CSTI may be required to refund the amount of the benefits, in whole or in part, with the addition of interest.

CONDITIONS IN ISRAEL

                 The Company's main operating subsidiary is incorporated under the laws of the State of Israel, and its principal executive offices and manufacturing and research and development facilities are located in the State of Israel. Accordingly, the Company is directly affected by political, economic and military conditions in Israel.

                 Political Conditions

                 Since the establishment of the State of Israel in 1948, a state of hostility has existed, varying in degree and intensity, between Israel and the Arab countries. While Israel has entered into peace agreements with both Egypt and Jordan and several other countries have announced their intentions to establish trade and other relations with Israel, Israel has not entered into any peace arrangement with Syria or Lebanon. Moreover, while Israel was in the process of conducting peace negotiations with the Palestinian Authority, since the commencement of the intifada in September 2000, there has been a significant deterioration in the relationship between Israel and the Palestinian Authority and as a result of fighting in Gaza and the West Bank, and terrorist activities being conducted against Israel, the peace process between the parties is no longer being negotiated at the present time. Efforts to resolve the problem have failed to result in an agreeable solution. Continued hostilities between the Palestinian community and Israel and any failure to settle the conflict may have a significant adverse effect on the Company's business. Further deterioration of hostilities into a full-scale conflict might require more widespread military reserve service by some of the Company's employees that may have a material adverse effect on the Company's business.

                   All male adult citizens and permanent residents of Israel under the age of 45 are, unless exempt, obligated to perform up to 30 days of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Many of the Company's officers and employees are currently obligated to perform annual reserve duty. While the Company has operated effectively under these requirements since it began operations the Company cannot assess the full impact of such requirements on its workforce or business if conditions should change and the Company cannot predict the effect on it of any expansion or reduction of such obligations.

      Economic Conditions

                 Israeli's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. The Israeli government has, for these and other reasons, intervened in various sectors of the economy, by utilizing, among other means, fiscal and monetary policies, import duties, foreign currency restrictions and control of wages, prices and foreign currency exchange rates. In 1998, the Israeli currency control regulations were liberalized significantly, as a result of which Israeli residents may deal in foreign currency and non-residents of Israel may purchase and sell Israeli currency and assets. The Israeli government has periodically changed its policies in all these areas. There are currently no Israeli currency control restrictions or remittances of dividends on the ordinary shares or the proceeds from the sale of the shares, however, legislation remains in effect pursuant to which currency controls can be imposed by administrative action at any time. In addition, Israeli residents are required to file reports pertaining to specific types of actions or transactions.

                   The Israeli government's monetary policy contributed to relative price and exchange rate stability in recent years, despite fluctuating rates of economic growth and a high rate of unemployment. There can be no assurance that the Israeli government will be successful in its attempts to keep prices and exchange rates stable. Price and exchange rate instability may have a material adverse effect on the Company.

       Trade Relations

                  Israel is a member of the United Nations, the International Monetary Fund, the International Bank for Reconstruction and Development and the International Finance Corporation. Israel is a member of the World Trade Organization and is a signatory to the General Agreement on Tariffs and Trade. In addition, Israel has been granted preferences under the Generalized System of Preferences from the United States, Australis, Canada and Japan. These preferences allow Israel to export the products covered by such programs either duty-free or at reduced tariffs.

       Israel and the EEC, known now as the "European Union" concluded a Free Trade Agreement in July 1975 which confers some advantages with respect to Israeli exports to most European countries and obligates Israel to lower its tariffs with respect to imports from these countries over a number of years. In 1985, Israel and the United States entered into an agreement to establish a Free Trade Area. The Free Trade Area has eliminated all tariff and some non-tariff barriers on most trade between the two countries. On January 1, 1993, an agreement between Israel and the European Free Trade Association, known as the "EFTA," established a free-trade agreement with the European Union, which includes redefinement of rules of origin and other improvements, such as allowing Israel to become a member of the Research and Technology programs of the European Union. In recent years, Israeli has established commercial and trade relations with a number of other nations, including Russia, China, India, Turkey and other nations in Eastern Europe and Asia.

COMPANY HISTORY

           On October 17, 2001 Entertainment International Ltd. ("ENTI"), a New York corporation whose shares were publicly traded on the NASD's OTC Bulletin Board, through its wholly owned subsidiary ENTI I Acquisition Corp., acquired all of the issued and outstanding shares of CSTI Hi-Tec in exchange for shares of ENTI's unregistered common stock (the "Transaction"). Simultaneously with the closing of the Transaction, ENTI effectuated a one for twenty reverse stock split effective on October 18, 2001 of all of its issued and outstanding stock. Following the closing of the Transaction, the former shareholders of CSTI Hi-Tec acquired control of ENTI. Mr. Jacob Lustgarten, the President of CSTI Hi-Tec became the Chairman and President of ENTI.

           On December 27, 2001, ENTI amended its certificate of incorporation to change its name from Entertainment International Ltd. to Clean Systems Technology Group, Ltd. (the "Company" or "CSTI"). CSTI's shares of common stock are currently listed on the NASD's OTC Bulletin Board under the symbol "CSTM".


ITEM 2.   PROPERTIES

           CSTI currently leases 1,569 square meters of executive and manufacturing office space in the industrial zone of Kiryat Gat, Israel. The lease expires on December 31, 2003, but can be extended for a period of five years. The monthly lease payments are currently $7,500 per month. CSTI has invested in leasehold improvements, including the construction of a clean room in an area of 110 square meters. In addition, CSTI owns 3,466 square meters of land in Kiryat Gat, for which it currently has no specific plans and in January 2002, CSTI acquired an additional 1,005 square meters in the same area. On March 14, 2002, CSTI entered into a lease agreement for a building in Migdal-Haemek consisting of 1,512 square meters, located next to the Tower Semi Conductor FAB. This facility is expected to be ready for use within approximately four months and will be used to facilitate the Company's projects in Northern Israel and to engage in research and development activities. The monthly lease payments are approximately $3,700 per month. CSTI occupies premises at 7380 Sand Lake Road, Orlando, Florida, and 521 Fifth Avenue, New York, New York, which have been made available to CSTI at no cost by Trans Continental Leasing, an affiliate of Louis
J. Pearlman, a director of the Company. (See "The Company").

           CSTI believes that its current facilities are adequate for its current and expected future business.

ITEM 3.   LEGAL PROCEEDINGS

           The Company is not a party to any legal proceedings that would have a material impact on its business and operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On December 27, 2001, the Company held a special meeting of shareholders. At the special meeting, the Company's shareholders were asked to:
(i) ratify and approve an amendment to the Certificate of Incorporation of Entertainment International, Ltd. to change its name from "Entertainment International Ltd." to "Clean Systems Technology Group, Ltd.", (See Item 1. Business - General), and (ii) to ratify the selection of Lion, Orlitzki & Co. (previously Itzchaky, Lion & Co.) and Moore Stephens P.C., as independent public accountants of the Company for the year ending December 31, 2001.

           The amendment to the Certificate of Incorporation to change the name from "Entertainment International Ltd." to "Clean Systems Technology Group, Ltd.", was approved by the following vote:

           FOR                            AGAINST             ABSTAIN
           ---                            -------             -------
           30,186,335                       497                780

           Lion, Orlitzki & Co. (previously Itzchaky, Lion & Co.) and Moore Stephens P.C. were approved to act as the Company's independent certified public accountants for the year ending December 31, 2001 by the following vote:

           FOR                            AGAINST        ABSTAIN      NOT VOTED
           ---                            -------        -------      ---------
           30,186,642                       168           766            36

                                     PART II

ITEM 5.  MARKET FOR CSTI'S COMMON STOCK

           The Company's Common Stock currently trades under the symbol "CSTM." Prior to the Company changing its name to Clean Systems Technology Group, Ltd., the Company's Common Stock traded under the symbol "ENTM" and prior to October 17, 2001 under the symbol "ENTI." (See "Business - Company History")

           Since July 5, 1995 the Company's Common Stock has traded on the NASD's OTC Bulletin Board. The price ranges presented below represent the highest and lowest quoted bid prices during each quarter for 2000, 2001 and the first quarter of 2002 (through March 26, 2002) reported by the National Quotation Bureau Service, Inc. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions. All prices below reflect the 1-for-20 reverse stock spilt effected on October 17, 2001.

                                                    COMMON STOCK
           FISCAL 2000                        HIGH                LOW
           -----------                        ----                ---
           First                             $13.20               $2.40
           Second                             $8.30               $4.60
           Third                              $4.90               $4.00
           Fourth                             $5.30               $1.80

           FISCAL 2001
           First                              $3.80               $2.10
           Second                             $2.60               $1.70
           Third                              $2.40               $1.40
           Fourth                             $3.00               $1.60

           FISCAL 2002
           First (through March 26, 2002)     $1.75               $1.01


           On March 26, 2002, there were 1,715 holders of record of CSTI's 42,766,087 outstanding shares of Common Stock.

           On March 26, 2002, the last sale price of the Common Stock as reported on the OTC Bulletin Board was $1.01.

                                 DIVIDEND POLICY

           CSTI has never paid or declared dividends on its common stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon CSTI's earnings, its capital requirements, financial condition and other relevant factors. CSTI intends, for the foreseeable future, to retain future earnings for use in CSTI's business.

Recent Sales of Unregistered Securities.

In December 2001, the Company issued 931,574 shares of its unregistered common stock to Industrial Development Bank of Israel Ltd. ("Bank") in connection with the exercise of an option originally granted to the Bank on March 8, 1999, by CSTI Hi-Tec. The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company has a $2,000,000 line of credit with the Bank. See "Notes to Consolidated Financial Statements - Footnote 10."

           In November and December 2001, the Company issued $240,000 in convertible notes. The notes may be converted at any time before May 15, 2003 by the subscriber for a price equal to $0.875 per share. At May 15, 2003, the notes automatically convert to shares at a price equal to $0.875, subject to adjustment. The adjustment entitles the noteholders to receive consideration equal to the original principal amount of the note plus accrued interest at a rate of 8% per annum. The consideration may be paid in cash or common stock at the sole discretion of the Company. The notes were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. See "Notes to Consolidated Financial Statements - Footnote 6."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, risks associated with the integration of businesses following an acquisition, competitors with broader product lines and greater resources, emergence into new markets, the termination of any of the Company's significant contracts, the Company's inability to maintain working capital requirements to fund future operations or the Company's inability to attract and retain highly qualified management and technical personnel.

OVERVIEW

CSTI designs, engineers, manufactures, installs and services ultra high purity systems for transportation of clean gases and liquids from the source, where the gases and liquids are stored, to the point of use for the following processing industries:

           o   Micro-electronics (semi conductors);
           o   Optical fibers;
           o   Pharmaceuticals and Bio-technology; and
           o   Metal Blades.

CSTI product lines provide a total solution for the four major gas and chemical systems from source to the point of use referenced above. Since the gases and the chemicals are pure and extremely dangerous, the systems that CSTI manufactures must have the highest levels of safety and quality.

CSTI products are divided into three main categories:

           o Systems for ultra high purity gases from source to point of use;
           o Pre-manufactured products sub-systems; and
           o System upgrades.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of the Company's financial condition and results of operations are based on its consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. All significant accounting policies are disclosed in note 1 to the consolidated financial statements included in this Form 10-KSB. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of the Company's critical accounting policies. Critical accounting policies and estimates are:

           o  Revenue Recognition
           o  Use of Estimates

REVENUE RECOGNITION

The Company follows the percentage-of-completion method of accounting for contracts that extend for periods in excess of one year. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of cost incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncompleted contracts in excess of related costs incurred and income recognized is shown as a current liability.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 changes the accounting for business combinations initiated after June 30, 2001, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. As of December 31, 2001, the Company had no recorded goodwill or indefinite lived intangibles. Therefore, the Company believes that the adoption of SFAS No. 142 will not have a significant impact on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective October 1, 2003. SFAS No. 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The Company is currently assessing, but has not yet determined, the effect of SFAS No. 143 on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS 144 is effective October 1, 2002, but may be early adopted. SFAS No. 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently assessing the impact of SFAS 144, but believes that its adoption will not have a material impact on its operating results or financial position.

RESULTS OF OPERATIONS

On October 17, 2001, Entertainment International Ltd. ("ENTI"), through its wholly-owned subsidiary ENTI Acquisition I Corp., closed a transaction (the "Transaction") providing for the acquisition of CSTI Hi-Tec, Ltd. an Israeli corporation.

For accounting purposes, the Transaction has been treated as a recapitalization of CSTI Hi-Tec, Ltd., with CSTI Hi-Tec, Ltd. as the acquirer. The consolidated financial statements reflect the results of operations of CSTI Hi-Tec, Ltd. and its subsidiaries and ENTI from October 17, 2001 through December 31, 2001. The results of operations of the ENTI were minimal. The consolidated financial statements prior to October 17, 2001 reflect the results of operations and financial position of CSTI Hi-Tec, Ltd. and its subsidiaries.

The following table sets forth, as a percentage of total revenue, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                                  2 0 0 1    2 0 0 0
                                                  -------    -------

Revenues                                           100%       100%
                                                   ----       ----
Cost of Revenues                                    62%        66%

Gross Profit                                        38%        34%
Selling General and Administrative                  19%        26%
Other Operating Expenses                            --%         3%

Income from Operations                              19%         5%
Interest Expense                                    (1)%       (3)%
Other Income (Expense)                               4%        --%

Income Before Taxes on Income                       21%         2%
Income Taxes                                         1%         1%
Net Income                                          20%         1%

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000 (AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED)

REVENUES

Revenues in 2001 of $10,601 increased $4.9 million (or 86%) from $5.7 million in 2000. The increase is attributable to a focused sales effort outside the highly competitive Israeli market. Management's strategic decision to penetrate the European and Central Asian markets, especially Italy and India, resulted in increased revenues to customers in those countries of $6,157 and $2,004, respectively, for the year ended 2001 over 2000. Revenues from customers in Italy and India accounted for 75% and 19%, respectively, of total revenues for the year ended December 31, 2001. For the year ended December 31, 2000, there were no revenues associated with Indian customers and revenues to all customers outside Israel accounted for only 40% the total.

COST OF REVENUES

The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                       YEARS ENDED
                                                       DECEMBER 31,
                                                   2 0 0 1     2 0 0 0
                                                   -------     -------

Cost of Materials and Inventory                  $    2,920  $    1,513
Salaries and related expenses                         1,572       1,168
Subcontractors                                          596         249
Cost of service abroad                                  622         327
Rent and taxes                                          111          76
Vehicles and transportation                             355         223
Equipment maintenance and insurance                     117          69
Depreciation                                            130          82
Miscellaneous                                           124          36
                                                 ----------  ----------

Cost of Revenues                                 $    6,547  $    3,743
                                                 ==========  ==========

Cost of revenues has increased by $2.8 million (or 75%) to $6.5 million in 2001 from $3.7 million in 2000. The increase is due to the inherent increased cost associated with increased revenues and specific increases related to costs incurred in foreign markets. Materials and inventory costs increased by $1,407 to $2,920 in 2001 from $1,513 in 2000. The increase is primarily attributable to the related increase in revenues. The purchase cost of materials did not significantly increase in 2001 over 2000. Materials and inventory costs as a percentage of revenues was 27.5% in 2001 as compared to 26.7% in 2000. Subcontractor costs increased by $347 to $596 in 2001 from $249 in 2000 due to Management's decision to use local labor in Italy and India. Travel costs and living expenses of Company employees working on projects abroad increased by $295 in 2001 to $622 from $327 in 2000. Salaries and related expenses of Company employees increased by $404 to $1,572 in 2001 from $1,168 in 2000, principally due to an increased employee base. The average number of employees during 2001 was 83 as compared to 58 for 2000. Other costs such as rent and taxes, transportation, equipment maintenance and insurance, and depreciation increased in relative proportion to the increase in revenues.

GROSS PROFIT

Gross Profit has increased by $2.1 million (or 111%) to $4 million in 2001 from $1.9 million in 2000. The increase in gross profit percentage to 38.2% in 2001 from 33.9% in 2000 is due to the higher margins attained on revenues in Italy and India. Revenues from a single Italian customer in the optical fiber industry accounted for 71% of total revenues for 2001. Gross margins on revenues in the optical fiber market are somewhat higher than gross margins in other industries served by the Company.

SELLING, GENERAL AND ADMINISTRATIVE

The following table sets forth details regarding selling, general and administrative expenses for the periods indicated:

                                                          YEARS ENDED
                                                          -----------
                                                          DECEMBER 31,
                                                          ------------
                                                     2 0 0 1       2 0 0 0
                                                     -------       -------

Salaries and related expenses                     $        694  $       471
Professional fees                                          439          365
Telephone and office maintenance                           306          134
Travel, vehicles and transportation                        142          183
Depreciation                                                68           36
Sales and marketing                                        448          293
                                                  ------------  -----------

                                                  $      2,097  $     1,482
                                                  ============  ===========


Selling, General and Administrative Expenses ("SG&A") have increased $0.6 million (or 41%) to $2.1 million in 2001 from $1.5 million in 2000. The increase is primarily attributable to the addition of three senior employees in 2001 and selling costs associated with increased revenues abroad. Management salaries and related expenses increased by $223 to $694 in 2001 from $471 in 2000. The increase related to the additional senior managers was $120. Increased focus on sales efforts in foreign markets resulted in increased travel and accommodation costs and increased telecommunication costs. Sales and marketing costs increased by $155 to $448 in 2001 from $293 in 2000. Telecommunications costs increased by $172 to $306 in 2001 from $134 in 2000.

INTEREST EXPENSE

Interest expenses decreased by $29 to $141 in 2001 from $170 in 2000. The decrease is attributable to a significant decrease in interest rates in 2001 as compared to 2000.

OTHER INCOME (EXPENSE)

The increase in other income of $424 to $409 in 2001 as compared to $(15) in other expenses in 2000 is primarily the result of foreign currency translation adjustments. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency. The relative strength of the U.S. dollar to the New Israeli Shekel in 2001 as compared to 2000 resulted in increased income related to currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had cash and cash equivalents of $107 as compared to $1,238 at December 31, 2000.

Net cash used in operating activities was $470 for the year ended December 31, 2001 as compared to net cash provided by operating activities of $1,004 for the year ended December 31, 2000. The increase in net cash used in operating activities is primarily attributable to increases in inventory and decreases in accounts payable and other liabilities and costs incurred in excess of billings. These cash outflows were substantially offset by the increase in net income, excluding amortization and deprecation, and decreases in other current assets and increases in other current liabilities.

Net cash used in investing activities was $891 and $385 for the years ended December 31, 2001 and 2000, respectively. The period to period increase was primarily due to the purchase of property and equipment in 2001.

Net cash provided by financing activities was $230 and $515 for the years ended December 31, 2001 and 2000, respectively. The decrease was primarily due to the decreased use of short-term bank loans and other loans offset by the proceeds from the issuance of short-term notes of $306, the issuance of convertible notes of $240 and the proceeds form the exercise of an option of $162.

The following summarizes certain financing outstanding as of December 31, 2001:

[a] Bank Line of Credit - The Company has a $2,000 line of credit with the Industrial Development Bank of Israel (the "Bank"). Borrowings under the line of credit are collateralized by liens on company owned property and equipment and substantially all other assets. Sale or transfer of collateralized assets, outside the ordinary course of business, must be approved by the Bank. Interest on borrowings accrued at the Bank's prime rate plus 2% for advances made in U.S. dollars and prime plus 1.85% for advances in New Israeli Shekel ("NIS") substantially all advances are denominated in U.S. dollars. At December 31, 2001, the Bank's prime rate was 1.88% and 5.3 % for U.S. dollars and NIS, respectively. As of December 31, 2001, the weighted average interest rates were 5.3% and 10.2% for borrowings in U.S. dollars and NIS, respectively. A total of $1,501 was outstanding under the line as of December 31, 2001. Interest expense on borrowings under the line amounted to $141 and $170 for the years ended December 31, 2001 and 2000, respectively. Borrowings under the line of credit are personally guaranteed by the Chairman of the Board of Directors.

[b] Short-Term Notes - In November and December 2001, the Company issued three short-term notes, with identical terms, aggregating $306. The notes bear interest at LIBOR (1.88% as of December 31, 2001) plus 2.5%, are unsecured and are due May 30, 2002.

[c] Convertible Notes - In November and December 2001, the Company issued $240 in convertible notes. Principal amounts of the notes may be converted by the holder into shares of Company common stock, at a conversion price of $0.875 per share, at any time from issuance until May 15, 2003. At May 15, 2003, the notes automatically convert into shares of Company common stock at a price equal to $0.875, subject to adjustment. The adjustment entitles the noteholders to receive consideration at least equal to the original principal amount of the note plus accrued interest at eight percent from the date of issuance. The consideration may be paid in cash or common stock at the sole discretion of the Company.

[d] Bank Guarantees - Certain customers require the Company to obtain bank guarantees of a portion of the contract undertaken. The Company has an agreement with the Bank under which such guarantees are available. In the event the Company is unable to perform all aspects of the contracts, the Bank will make contractual payments to customers and then seek reimbursement from the Company. As of December 31, 2001, the Bank had extended approximately $508 in guarantees to five customers

Subsequent to December 31, 2001, the Company issued an aggregate of $725 convertible notes with terms substantially the same as described in [c] above.

The Company currently has no material commitments for the next 12 months other than those under operating lease arrangements. These arrangements consist primarily of lease arrangements for the Company's existing operations and our new research and development facility. The aggregate required payments for the next 12 months under these arrangements are approximately $126. Notwithstanding the above, the most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, material costs, insurance costs and general overhead costs such as telephone and utilities.

Assuming there is no significant change in the business, the Company believes that additional funding such as described above and cash flow from operations and will be sufficient to fund its needs for at least the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS

           See pages beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           On December 27, 2001, the Company's shareholders ratified the selection of Lion, Orlitzki & Co. (previously Itzchaky Lion & Co.) and Moore Stephens P.C., as independent public accountants of the Company for the year ending December 31, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The officers and directors of the Company and of its wholly-owned subsidiary CSTI Hi-Tec, and further information concerning them, are as follows:

OFFICERS AND DIRECTORS OF CSTI:

NAME                         AGE         POSITION
----                         ---         --------
Jacob Lustgarten             45          Chairman of the Board and Chief
                                             Executive Officer
Yona Liebowitz               58          Chief Financial Officer
Meir Elazar                  40          Secretary and Director
Louis J. Pearlman            47          Director


OFFICERS OF CSTI HI-TEC:
NAME                         AGE         POSITION
----                         ---         --------
Yitzchak Ben-Avi             40          Chief Executive Officer
Lior Yitzchak                37          Chief Technology Officer
Sami Zandberg                45          Executive VP of Business Development
Yossi Zandberg               40          Executive VP of Operations


JACOB LUSTGARTEN is the founder of CSTI and has been the Chairman and President of CSTI since its inception in 1995. In 1993, Mr. Lustgarten co-founded FEI Company, a company that deals with designing, manufacturing and installation of ultra high purity systems, FEI Company mainly provided its services to Intel FAB 8 in Jerusalem, Israel. From 1993 to 1995, Mr. Lustgarten worked as an independent consultant for Intel FAB 8, where he was responsible for all gas pad and gas systems installation, upgrading and maintenance. In 1992, Mr. Lustgarten became the supervisor of all Ultra-High Purity installations at Intel FAB 8 supervising approximately 50 employees. From 1990 to 1991 Mr. Lustgarten was the Technical Manager for SEMEL Company, which supported Intel FAB 8 in their gas systems in Israel. From 1981 to 1990 Mr. Lustgarten was employed by RAFAEL, the Israeli Government Armament Development Authority, as Chief Technician R&D of semiconductor devices. From 1975 to 1981, Mr. Lustgarten served in the Israeli Air Force. Mr. Lustgarten is a graduate of the A. Shuv School of Technicians in Haifa, Israel.

YONA LIEBOWITZ has been the Chief Financial Officer of the Company since 1999. From 1973 to 1983 Mr. Liebowitz was Chief Financial Officer for Eilat Ashkelon Pipe-line Co., a shipping and oil company. From 1988 to 1990, Mr. Liebowitz was a Chief Financial Officer for Helen Curtis a subsidiary of Koor Industries, a cosmetics company. From 1990 to 1996, Mr. Liebowitz was the financial officer and secretary of the Israel national public oil corporation. From 1996 to 1999 Mr. Liebowitz acted as a financial consultant to several Israeli companies. Mr. Liebowitz is a certified public accountant in Israel and has twenty-five years experience in managing large financial systems. Yona Liebowitz graduated from the Tel-Aviv branch of the University of Jerusalem in 1967 with a degree of Bachelor in Economics.

MEIR ELAZAR has been the Company's secretary and a Director since 2001. Mr. Elazar is a senior partner with the law firm of Mena, Shani, Elazar and Co. From 1991 to the beginning of 2001, Mr. Elazar was a senior partner at the law firm of Alan, Orrelle, Elazar and Co. Mr. Elazar has acted as the Company's outside legal counsel since 1999. Prior to Mr. Elazar's practice as a lawyer, from 1984 to 1991 Mr. Elazar was employed by the Israeli government and from 1979 to 1984, Mr. Elazar served at the IDF and retired from the army as a captain. Mr. Elazar graduated from the Tel-Aviv University Law School in 1990 with an LLB law degree.

YITZCHAK BEN-AVI has been the Chief Executive Officer of CSTI Hi-Tec since 2001. From 1990 to 1994, Mr. Ben-Avi worked as a Development Manager for Bio-Dalia a company that develops environmental products. From 1994 to 2001, Mr. Ben-Avi worked for Netafim, an Israeli company, as a project manager in charge of planning, financing and budget control. Mr. Ben-Avi received a B.A. in Agriculture from the Hebrew University in Jerusalem in 1989.

LIOR YITZCHAK has been the Chief Technology Officer of CSTI Hi-Tec since 1995. Prior thereto Mr. Yitzchak was a project manager at FEI Company, overseeing projects in both Israel and abroad and was the site manager for the new Intel facility (FAB 18) in Kiryat Gat. Mr. Yitzchak graduated from the Israeli Institute of Technology, in 1992 receiving a Bachelor of Science in Mechanical Engineering.

SAMI ZANDBERG has been the Executive Vice President of Business Development of CSTI Hi-Tec since November 2001. Prior to this he established S.Y. Zandberg with his brother Yossi in 1985. S.Y. Zandberg is a company that supplied, installed and processed industrial pipe systems, clean room construction, move in process tools and metal works. Mr. Zandberg has 22 years of experience in this industry. S.Y. Zandberg undertook projects in Intel, Tower Semiconductor, Teva and Rafael. From 1982 to 1985 he was a subcontractor for Palas & Regev as a site manager of company projects for Intel FAB 8.

YOSSI ZANDBERG has been the Executive Vice President of Operations of CSTI Hi-Tec since November 2001. Prior thereto he established S.Y. Zandberg with his brother Sami in 1985. Zandberg is a company that supplied, installed and processed industrial pipe systems, clean room construction, move in process tools and metal works. Mr. Zandberg has 17 years of experience in this industry. S.Y. Zandberg undertook projects in Intel, Tower Semiconductor, Teva and Rafael. Prior to the formation of S.Y. Zandberg he was an electronic technician in the Israeli Navy.

LOUIS J. PEARLMAN acted as Chairman of the Board, President, Chief Executive and Operating Officer and Treasurer of Enterntainment International Ltd. from June 1982 through October 17, 2001. Mr. Pearlman is Chairman, President and CEO of Trans Continental Records, Inc., the company responsible for discovering and developing music groups Backstreet Boys, *NSYNC, LFO, Natural and O-Town.

         Sami Zanberg and Yossi Zandberg, both executive officers of the Company's CSTI Hi-Tec subsidiary, are brothers.

         Each of the above officers and directors shall hold office until the next annual meeting of the Company's shareholders and until a successor is elected and qualified.

         Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended December 31, 2001, the Company believes all reports required to be filed by Section 16(a) were filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

          The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 2001 (referred to as "2001" in this table), the year ended December 31, 2000 (referred to as "2000" in this table), and the year ended December 31, 1999 (referred to as "1999" in this table) paid to the Company's Chief Executive Officer and the other most highly compensated individuals.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL                                               ALL OTHER
POSITION                         YEAR      SALARY (US$)         COMPENSATION
--------                         ----      ------------         ------------

Jacob Lustgarten                 2001      235,000(1)               ----
 Chairman and CEO                2000      168,000                  ----
                                 1999      125,000

Yitzchak Ben-Avi                 2001      37,000                   ----
 CEO of CSTI Hi-Tec              2000      ----                     ----


-------------

(1) Includes the value of health insurance, car allowance and other social benefits as provided in Mr. Lustgarten's employment agreement.


EMPLOYMENT AGREEMENTS

           The Company's subsidiary, CSTI Hi-Tec has entered into an employment agreement with Jacob Lustgarten. The employment agreement is for a period of ten years beginning January 1, 2000 and provides for an annual salary of $196,000 (as adjusted annually, based on the consumer price index published by the Central Statistics Bureau). Mr. Lustgarten is also entitled to a bonus of 5% of the pre-tax profits of CSTI Hi-Tec, which he waived for the fiscal year ended December 31, 2001.

STOCK OPTION PLAN

1994 Employee Share Purchase Plan

         The Company has an employee share purchase plan (the "Plan") for employees of the Company and any present or future "subsidiary corporations", which was established by ENTI. The Company intends for the Plan to be an "employee stock purchase plan" as defined in Section 423 of the Internal Revenue Code of 1986, as amended (the "Code""). The Plan, approved by the Company's shareholders on April 11, 1995, was effective November 1, 1994. All employees are eligible to participate in the Plan, except that the Company's appointed committee may exclude any or all of the following groups of employees from any offering: (i) employees who have been employed for less than 2 years; (ii) employees whose customary employment is 20 hours or less per week; (iii) employees whose customary employment is not more than 5 months in any calendar year; and (iv) highly compensated employees (within the meaning of Code Section 414(q)). The shares issuable under the Plan shall be common shares of the Company subject to certain restrictions up to a maximum of 1,000,000 shares. The committee shall determine the length of each offering but no offering may exceed 27 months.
             The Company has no remaining shares available for sale to its employees under the Plan.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information as of March 19, 2002 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of CSTI, each officer and director of CSTI, officers of CSTI Hi-Tec and all officers and directors as a group. The table does not include securities exercisable into common stock that have not yet vested or are not exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each such person or entity is 4 Ashlagan St., P.O. Box 8624, Kiryat Gat 82021, Israel.



             NAME AND ADDRESS                       NUMBER OF SHARES               PERCENTAGE OF
             OF BENEFICIAL OWNER                    BENEFICIALLY OWNED (1)         COMMON STOCK
             -------------------                    ----------------------         ------------

Jacob Lustgarten (2)                                     25,834,014                    61.6%
Louis J. Pearlman                                           931,800                     2.3%
Outlets Ltd. (3)                                          3,255,085                     7.0%
Yitchak Ben-Avi                                               -0-                       0.0%
Lior Yitchak                                                  -0-                       0.0%
Yona Liebowitz                                                -0-                       0.0%
Meir Elazar                                                   -0-                       0.0%
Sami Zandberg                                                 -0-                       0.0%

All officers and directors as a group
(7 persons)(2)(3)                                        26,765,814                    64.0%

-------------
      (1) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

      (2) Mr. Lustgarten owns all of the issued and outstanding capital stock of Link Business Solutions and Liel Hi-Tech Systems Ltd., each of which owns 12,917,007 shares of the Company's common stock. The address for Link Business Solutions and Liel Hi-Tech Systems, Ltd. is Waterloo Office Park, Dr. Richelle 161, 1410 Waterloo, Belgium.

      (3) The address for Outlets, Ltd. Is c/o Gainsford Bell, SKL House, 111 Arlozorov Street, Tel Aviv, 62098.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Mr. Lustgarten has personally guaranteed a $2,000,000 line of credit from the industrial Developemnt Bank of Israel. Messrs. Sami and Yossi Zandberg (See Item 9-Directors, Executive Officers, Promoters and Control Persons) owed the Company $129,000 at December 31, 2001 for services purchased prior to their joining the Company. See "Notes to Consolidated Financial Statemenmts - Notes 7 and 15.

           Other than the above, during the year ended December 31, 2001 there were no substantial transactions between the Company and any of its directors, officers or 5% shareholders, such as loans, guarantees or payments for services.

           All future transactions, including any loans between CSTI and any of its officers, directors, principal stockholders and their affiliates will be approved by a majority of CSTI's board of directors and will continue to be on terms no less favorable to CSTI than could be obtained from unaffiliated third parties.

ITEM 13.         EXHIBITS, LISTS AND REPORTS ON FORM 8- K

(A) EXHIBITS

*10.1 Stock Purchase Agreement dated as of the 21st day of August, 2001, by and among Entertainment International Ltd., a New York corporation ("ENTI"), ENTI Acquisition I Corp., a New York corporation and a wholly-owned subsidiary of ENTI (the "Buyer"), CSTI and the shareholders of CSTI as set forth in Schedule 2.1(a), (collectively, the "Sellers," and individually each a "Seller").

*Incorporated herein by reference to the Company's Form 8-K dated October 31, 2001.

  (B) REPORTS ON FORM 8-K.

           During the fourth quarter of 2001, the Company filed reports on Form 8-K on October 23, 2001 pursuant to Items 5 and 7, and on October 31, 2001 pursuant to Items 1 and 7.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                                   By: /s/ JACOB LUSTGARTEN
                                       --------------------
                                   Name:   Jacob Lustgarten
                                   Title:  Chief Executive Officer and
                                            Chairman of the Board

           In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

       SIGNATURE                  TITLE                            DATE
       ---------                  -----                            ----

/S/ JACOB LUSTGARTEN
--------------------              Chief Executive Officer and
         Jacob Lustgarten           Chairman of the Board       April 15, 2002


 /S/ YONA LEIBOWITZ               Chief Financial Officer       April 15, 2002
---------------------------------
        Yona Leibowitz

 /S/ MEIR ELAZAR                  Secretary and Director        April 15, 2002
---------------------------------
        Meir Elazar


                                  Director                      April 15, 2002
---------------------------------
        Louis J. Pearlman

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.


                                      INDEX





Report of Independent Auditors.........................................F-1

Consolidated Balance Sheet as of December 31, 2001.....................F-2

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000.............................................F-3

Consolidated Statements of Shareholders' Equity for years ended
December 31, 2001 and 2000.............................................F-4

Consolidated Statements of Cash Flows  for the years ended
December 31, 2001 and 2000.............................................F-5

Notes to Consolidated Financial Statements.............................F-6

                             . . . . . . . . . . . .

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
   Clean Systems Technology Group, Ltd.


We have audited the accompanying consolidated balance sheet of Clean Systems Technology Group, Ltd. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clean Systems Technology Group, Ltd. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.






MOORE STEPHENS, P. C.                            LION, ORLITZKY & CO. -
Certified Public Accountants.                    MOORE STEPHENS, ISRAEL
New York, New York                               Ramat Gan, Israel
March 5, 2002   March 5, 2002



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001.
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                                               $              107
   Accounts receivable - net                                                            1,491
   Accounts receivable - related party                                                    129
   Inventory                                                                            2,297
   Costs incurred in excess of billings on contracts in progress                          337
   Refundable value added tax                                                              72
   Employee advances                                                                       30
   Other current assets                                                                    23
   Deferred taxes                                                                          34
                                                                           ------------------

   TOTAL CURRENT ASSETS                                                                 4,520

PROPERTY AND EQUIPMENT - NET                                                            1,648

OTHER ASSETS                                                                               61
                                                                           ------------------

   TOTAL ASSETS                                                            $            6,229
                                                                           ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Short-term bank credit                                                  $               10
   Bank line of credit                                                                  1,501
   Accounts payable                                                                     1,641
   Accrued compensation                                                                   436
   Short-term loans                                                                       306
   Accrued expenses                                                                       378
   Other liabilities                                                                       55
                                                                           ------------------

   TOTAL CURRENT LIABILITIES                                                            4,327
                                                                           ------------------

Convertible Notes                                                                         240
                                                                           ------------------

COMMITMENTS AND CONTINGENCIES                                                              --
                                                                           ------------------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 110,000,000 shares authorized,
      42,766,087 issued and outstanding                                                   428
   Additional paid-in capital                                                             428
   Retained earnings                                                                      806
                                                                           ------------------

   TOTAL SHAREHOLDERS' EQUITY                                                           1,662
                                                                           ------------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $            6,229
                                                                           ==================





The accompanying notes are an integral part of these consolidated financial statements.



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                    YEARS ENDED
                                                                                    DECEMBER 31,
                                                                           2 0 0 1               2 0 0 0
                                                                           -------               -------

REVENUES                                                            $           10,601     $            5,661

COST OF REVENUE                                                                  6,547                  3,743
                                                                    ------------------     ------------------

   GROSS PROFIT                                                                  4,054                  1,918
                                                                    ------------------     ------------------

OPERATING EXPENSES:
   Selling, general and administrative                                           2,097                  1,482
   Other operating expenses                                                         --                    152
                                                                    ------------------     ------------------

   TOTAL OPERATING EXPENSES                                                      2,097                  1,634
                                                                    ------------------     ------------------

   INCOME FROM OPERATIONS                                                        1,957                    284

INTEREST EXPENSE                                                                  (141)                  (170)

OTHER INCOME (EXPENSE)                                                             409                    (15)
                                                                    ------------------     ------------------

   INCOME BEFORE PROVISION FOR INCOME TAXES                                      2,225                     99

PROVISION FOR INCOME TAXES                                                          58                     69
                                                                    ------------------     ------------------

   NET INCOME                                                       $            2,167     $               30
                                                                    ==================     ==================

   NET INCOME PER SHARE - BASIC                                     $              .05     $               --
                                                                    ==================     ==================

   NET INCOME PER SHARE - DILUTED                                   $              .05     $               --
                                                                    ==================     ==================

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC                         42,766,087             42,766,087
                                                                    ==================     ==================

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED                       43,040,373             43,040,373
                                                                    ==================     ==================



       The accompanying notes are an integral part of these consolidated financial statements.



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (IN THOUSANDS, EXCEPT NUMBER OF SHARE DATA)

                                                                                                 AMOUNTS
                                                                                        PAID-IN
                                               COMMON STOCK           ADDITIONAL          ON         RETAINED          TOTAL
                                         NUMBER                          PAID-IN       UNISSUED      EARNINGS       SHAREHOLDERS'
                                         ------                          -------       --------      --------       -------------
                                        OF SHARES        AMOUNT          CAPITAL        SHARES       [DEFICIT]         EQUITY
                                        ---------        ------          -------        ------        -------          ------

Recapitalization as a result of
   the Transaction [1]                   36,354,663   $        364  $         175   $        200   $      (1,391) $           (652)
Net Income                                       --             --             --             --              30                30
                                    ---------------   ------------  -------------   ------------   -------------  ----------------

BALANCE DECEMBER 31, 2000                36,354,663            364            175            200          (1,361)             (622)

Acquired equity of shell in
   stock acquisition                      5,479,850             55            (55)            --              --                --
Issuance of common stock                         51             --            200           (200)             --                --
Issuance of common stock                    931,574              9            153             --              --               162
Cost of issuance of share
   capital in local jurisdiction                 --             --            (45)            --              --               (45)
Net Income                                       --             --             --             --           2,167             2,167
Recapitalization adjustment [1]                 (51)            --             --             --              --                --
                                    ---------------   ------------  -------------   ------------   -------------  ----------------

   BALANCE DECEMBER 31, 2001             42,766,087   $        428  $         428   $         --   $         806  $          1,662
                                    ===============   ============  =============   ============   =============  ================




       The accompanying notes are an integral part of these consolidated financial statements.


                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         YEARS ENDED
                                                                                          DECEMBER 31,
                                                                                 2 0 0 1            2 0 0 0
                                                                                 -------            -------
OPERATING ACTIVITIES:
   Net income                                                                 $       2,167     $        30
   Adjustments to reconcile net income to net cash
      (used for) provided by operating activities:
      Amortization and depreciation                                                     221             289
      Loss [gain] from the sale of property and equipment                                 9              --
      Decrease in accrued severance pay - net                                           (21)            (41)

   Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                                              38            (835)
        Accounts receivable - related party                                            (129)             --
        Inventory                                                                    (1,467)           (482)
        Costs incurred in excess of billings                                         (1,207)            830
        Refundable value added tax                                                      150            (222)
        Employee advances                                                                 3             (33)
        Other current assets                                                             (3)             50
        Deferred taxes                                                                  (34)             --

      Increase (decrease) in:
        Accounts payable                                                               (429)          1,229
        Accrued compensation                                                            158              90
        Accrued expenses                                                                207              (6)
        Other liabilities                                                              (133)            105
                                                                              -------------     -----------

   NET CASH - (USED) PROVIDED BY OPERATING ACTIVITIES                                  (470)          1,004
                                                                              -------------     -----------

INVESTING ACTIVITIES:
   Acquisition of property and equipment                                               (870)           (384)
   Proceeds from sale of property and equipment                                          33               6
   Increase in long-term deposits                                                       (54)             (7)
                                                                              -------------     -----------

   NET CASH - INVESTING ACTIVITIES                                                     (891)           (385)
                                                                              -------------     -----------

FINANCING ACTIVITIES:
   Proceeds from short-term loans                                                       306              --
   Proceeds from convertible notes                                                      240              --
   Repayment of shareholder loans                                                       (78)            (10)
   Changes in short-term credit - net                                                  (211)            593
   Repayment of short-term loans                                                       (168)           (218)
   Proceeds from short-term loans                                                        24             150
   Issuance of common stock                                                             162              --
   Cost of issuance of share capital in local jurisdiction                              (45)             --
                                                                              -------------     -----------

   NET CASH - FINANCING ACTIVITIES                                                      230             515
                                                                              -------------     -----------

   NET [DECREASE] INCREASE IN CASH AND CASH EQUIVALENTS - FORWARD             $      (1,131)    $     1,134




       The accompanying notes are an integral part of these consolidated financial statements.


                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           YEARS ENDED
                                                                                           DECEMBER 31,
                                                                                   2 0 0 1            2 0 0 0
                                                                                   -------            -------

  NET [DECREASE] INCREASE IN CASH AND CASH EQUIVALENTS - FORWARD               $        (1,131)    $         1,134

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                                           1,238                 104
                                                                               ---------------     ---------------

   CASH AND CASH EQUIVALENTS - END OF YEARS                                    $           107     $         1,238
                                                                               ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid for:
      Interest                                                                 $           135     $           144
      Income taxes                                                             $            58     $            60



       The accompanying notes are an integral part of these consolidated financial statements.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
                             OR AS OTHERWISE NOTED)


(1) THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

On October 17, 2001, Entertainment International Ltd. ("ENTI"), through its wholly-owned subsidiary ENTI Acquisition I Corp., closed a transaction (the "Transaction") providing for the acquisition of CSTI Hi-Tec, Ltd. an Israeli corporation. All of the issued and outstanding shares of CSTI Hi-Tec, Ltd. were exchanged for shares of ENTI's unregistered restricted common stock. Simultaneously with the closing the Board of Directors authorized a one for twenty reverse stock split of all ENTI's issued and outstanding common stock. All references in the accompanying consolidated financial statements to the number of shares have been restated to reflect the reverse stock split.

For accounting purposes, the Transaction has been treated as a recapitalization of CSTI Hi-Tec, Ltd., with CSTI Hi-Tec, Ltd. as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. The consolidated financial statements reflect the results of operations of CSTI Hi-Tec, Ltd. and its subsidiaries and ENTI from October 17, 2001 through December 31, 2001. The consolidated financial statements prior to October 17, 2001 reflect the results of operations and financial position of CSTI Hi-Tec, Ltd. and its subsidiaries. Pro forma information on the Transaction is not presented as, at the date of the Transaction, ENTI was considered a public shell and accordingly, the Transaction was not considered a business combination. On December 27, 2001, ENTI amended its certificate of incorporation to change its name from Entertainment International, Ltd. to Clean Systems Technology Group, Ltd. (the "Company" or "CSTI").

The Company designs, engineers, manufactures and installs Ultra High Purity systems for gases and liquids for companies in the processing industries. CSTI provides its products and services to customers in several countries around the world including Israel, Italy, India and the Scandanavian countries. CSTI Hi-Tec Ld. )See "CSTI Hi-Tech"), the Company's main operating subsidiary, was formed under the laws of the state of Israel in 1995.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its Subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are presented in United States ("U.S.") dollars. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less at the date purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2001.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The allowance for doubtful accounts is determined in respect of specific balances whose collection is doubtful.

INVENTORY - Inventory, which consists of raw materials, is valued at the lower of cost or market. Cost is determined by the weighted average method.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
                             OR AS OTHERWISE NOTED)

(1) THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of assets, which are three to fifteen years for office furniture and equipment, five to fifteen years for machinery and equipment, ten years for leasehold improvements, or the term of the lease, whichever is shorter, and six years for vehicles.

LONG-LIVED ASSETS - The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No such impairments have been identified to date. The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Cash and cash equivalents, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short maturity of these instruments. The recorded balance of debt approximates fair value as interest is incurred at a variable market rate.

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company's policy is to grant options with an exercise price equal to the quoted market price of its stock on the grant date.

CONCENTRATION OF CREDIT RISKS - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company places its investments with high quality governmentally-owned financial institutions. Accounts receivables are derived from sales to customers located primarily in Italy, India and Israel. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. To date, the Company has not experienced any material losses related to its credit policy. Certain customers accounted for more than 10% of accounts receivable and revenue in 2001 and 2000 (See Note 11).

FOREIGN OPERATIONS RISK - The Company's main operating subsidiary is incorporated under the laws of the State of Israel, and its principal executive offices and manufacturing and research and development facilities are located in the State of Israel. Accordingly, the Company is directly affected by political, economic and military conditions in Israel.

Continued hostilities in Israel may have a significant adverse effect on the Company's business. All male adult citizens and permanent residents of Israel under the age of 45 are, unless exempt, obligated to perform up to 30 days of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Increased military reserve service by Company employees may have a material adverse effect on the Company's business.

The Israeli government's monetary policy contributed to relative price and exchange rate stability in recent years, despite fluctuating rates of economic growth and a high rate of unemployment. There can be no assurance that the Israeli government will be successful in its attempts to keep prices and exchange rates stable. Price and exchange rate instability may have a material adverse effect on the Company.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
                             OR AS OTHERWISE NOTED)


(1) THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING EXPENSES - Advertising expenses are charged to the statement of operations as incurred. Advertising expenses were immaterial for all periods presented.

COMPREHENSIVE INCOME - The Company has adopted provisions of SFAS No. 130, "Reporting Comprehensive Income." The Company has no items of other comprehensive income or loss in any of the periods presented and, therefore, net income equals comprehensive income for all periods.

SEGMENT INFORMATION - The Company follows SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. During each of the two years ended December 31, 2001 and 2000, the Company's management considered its business activities to be focused on its products and related services to end user customers. Since management's primary form of internal reporting is aligned with the offering of products and services, the Company believes it operates in one segment. Information related to geographic segments is included in Note 11.

NET INCOME PER SHARE - Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, utilizing the treasury stock method. For the years ended December 31, 2001 and 2000, the shares issued in the Transaction are treated as outstanding for all periods presented. For the years ended December 31, 2001 and 2000, dilutive potential common shares outstanding reflect shares issuable under convertible notes [See
Note 6]. Share and per share amounts reflect the effect of the one for twenty reverse stock split in October 2001.

INCOME TAXES - The Company follows the provisions of Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes." Deferred taxes arise primarily from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Taxes which would apply in the event of disposal of investments in subsidiaries companies have not been taken into account in computing deferred taxes, as it is the Company's policy to hold these investments, not to realize them and not to cause distributions of taxable dividends.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
                             OR AS OTHERWISE NOTED)



(1) THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION - The Company follows the percentage-of-completion method of accounting for contracts that extend for periods in excess of one year. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Where contracts in progress are subject to negotiation and it is probable that the additional costs will be recovered, none of the costs are recognized in the income statement until pricing has been approved. Similarly, the revenue is not recognized until realization is assured beyond a reasonable doubt. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of cost incurred on contracts in progress in excess of related billings is shown as a current asset, and the aggregate of billings on contracts in progress in excess of related costs incurred is shown as a current liability.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 changes the accounting for business combinations initiated after June 30, 2001, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. As of December 31, 2001, the Company had no recorded goodwill or indefinite lived intangibles. Therefore, the Company believes that the adoption of SFAS No. 142 will not have a significant impact on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective October 1, 2003. SFAS No. 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The Company is currently assessing, but has not yet determined, the effect of SFAS No. 143 on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 is effective October 1, 2002, but may be early adopted. SFAS No. 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently assessing the impact of SFAS No. 144, but believes that its adoption will not have a material impact on its operating results or financial position.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
                             OR AS OTHERWISE NOTED)


(2) ACCOUNTS RECEIVABLE

The following table shows the component elements of accounts receivable:

                                                                 DECEMBER 31,
                                                                 ------------
                                                                   2 0 0 1
                                                                   -------

Amounts billed                                              $            1,344
Recoverable costs and accrued profits on units delivered
   - not billed                                                            171
                                                            ------------------

                                                                         1,515
Less: allowance for doubtful accounts                                      (24)
                                                            ------------------

                                                            $            1,491
                                                            ==================

Recoverable costs and accrued profits on units delivered not billed principally comprise amounts of revenue recognized on contracts for which invoices had not been billed at balance sheet date.

(3) COSTS INCURRED IN EXCESS OF BILLINGS ON CONTRACTS IN PROGRESS

Costs incurred in excess of billings on contracts in progress represent material and labor costs related to contracts subject to negotiation less amounts paid by customers as of December 31, 2001.

                                                        DECEMBER 31,
                                                        ------------
                                                           2 0 0 1
                                                           -------

Costs incurred                                      $              734
Customer billings                                                 (397)
                                                    ------------------

   NET                                              $              337
   ---                                              ==================

(4) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                                                                  OFFICE
                                                                      MACHINERY        FURNITURE
                                                   LEASEHOLD             AND              AND
                                    LAND         IMPROVEMENTS         EQUIPMENT        EQUIPMENT      VEHICLES          TOTAL
                                    ----         ------------         ---------        ---------      --------          -----

December 31, 2001 - at cost      $       137   $          167     $       1,755    $         222  $         244   $       2,525
Accumulated depreciation                  --               79               636              106             56             877
                                 -----------   --------------     -------------    -------------  -------------   -------------

   BALANCE AS OF
      DECEMBER 31, 2001          $       137   $           88     $       1,119    $         116  $         188   $       1,648
      -----------------          ===========   ==============     =============    =============  =============   =============

Depreciation expense amounted to $221 and $289 for the years ended December 31, 2001 and 2000, respectively.

(5) SHORT-TERM NOTES

In November and December 2001, the Company issued four short-term notes, with identical terms, aggregating $306. The notes bear interest at LIBOR (1.88% as of December 31, 2001) plus 2.5%, are unsecured and are due May 30, 2002.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
                             OR AS OTHERWISE NOTED)

(6) CONVERTIBLE NOTES

In November and December 2001, the Company issued $240 in convertible notes. Principal amounts of the notes may be converted by the holder into shares of Company common stock, at a conversion price of $0.875 per share, at any time from issuance until May 15, 2003. At May 15, 2003, the notes automatically convert into shares of Company common stock at a price equal to $0.875, subject to adjustment. The adjustment entitles the noteholders to receive consideration at least equal to the original principal amount of the note plus accrued interest at eight percent from the date of issuance. The consideration may be paid in cash or common stock at the sole discretion of the Company.

(7) BANK LINE OF CREDIT

The Company has a $2,000 line of credit with the Industrial Development Bank of Israel (the "Bank"). Borrowings under the line of credit are collateralized by liens on company owned property and equipment and substantially all other assets. Sale or transfer of collateralized assets, outside the ordinary course of business, must be approved by the Bank. Interest on borrowings accrued at the Bank's prime rate plus 2% for advances made in U.S. dollars and prime plus 1.85% for advances in New Israeli Shekel ("NIS"). Substantially all advances are denominated in U.S. dollars. At December 31, 2001, the Bank's prime rate was 1.88% and 5.3 % for U.S. dollars and NIS, respectively. As of December 31, 2001, the weighted average interest rates were 5.3% and 10.2% for borrowings in U.S. dollars and NIS, respectively. A total of $1,501 was outstanding under the line as of December 31, 2001. Interest expense on borrowings under the line amounted to $141 and $170 for the years ended December 31, 2001 and 2000, respectively. Borrowings under the line of credit are personally guaranteed by the Chairman of the Board of Directors.

(8) RETIREMENT AND SEVERANCE FUNDS

The Company makes regular payments into recognized severance and retirement funds as follows:

(A) RETIREMENT - Employees contribute 5% and employers 6% of employment compensation to recognized funds for retirement benefits. These amounts may be paid to the employee upon retirement as a lump sum or annuity. The amounts so funded are not reflected on the balance sheet since they are controlled by the fund trustees and are not under the control and management of the Company.

(B) SEVERANCE - The liability for severance pay benefits, as determined by Israeli law, is based upon length of service and the employee's most recent monthly salary. The Company contributes to recognized funds based upon this liability amount at any one time. At December 31, 2001, the excess of the liability as determined at that date, and the amount of company contributions is recognized as a liability of the Company. The Company has chosen to deposit monies into the central savings account for severance pay to cover a portion of the liability. Such amount has been netted against the liability recognized. The amounts which have been contributed to the fund are not recognized on the balance sheet, similar to the retirement amounts.


                                                  DECEMBER 31,
                                                  ------------
                                                     2 0 0 1
                                                     -------

Accrued severance pay                         $               54
Less: amounts in funds                                       (25)
                                              ------------------
Amount included in accrued
  compensation                                $               29
                                              ==================

Once the contributions have been made to the severance and retirement funds, the liability to make retirement and severance payments rests with the funds, not the Company.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
                             OR AS OTHERWISE NOTED)

(9) COMMITMENTS AND CONTINGENCIES

The Company leases its Israel-based facilities under an operating lease that expires in December 2003. The future commitments under the lease amount to $81 and $84 the years for 2002 and 2003, respectively. The lease does not include an option to renew, but the Company anticipates extending the lease if favorable terms can be obtained.

Rent expense under the lease was approximately $81 for each of the years ended December 31, 2001 and 2000.

The Company from time to time is a party to claims and lawsuits, in the ordinary course of business. The Company has accrued amounts to cover such claims if management believes, with the advice of counsel, that losses are probable. Claims asserted but not accrued amounted to $29 as of December 31, 2001.

Certain customers require the Company to obtain bank guarantees of a portion of the contract undertaken. The Company has an agreement with the Bank under which such guarantees are available. In the event the Company is unable to perform all aspects of the contracts, the Bank will make contractual payments to customers and then seek reimbursement from the Company. As of December 31, 2001, the Bank had extended approximately $508 in guarantees to five customers.

The Company's subsidiary, CSTI Hi-Tec, has entered into an employment agreement with Jacob Lustgarten. The employment agreement is for a period of ten years beginning January 1, 2000. Mr. Lustgarten shall be entitled to an annual salary of $196, increased yearly based on the consumer price index published by the Central Statistics Bureau. Mr. Lustgarten is also entitled to a bonus of 5% of the pre-tax profits of CSTI Hi-Tec, which he waived for the fiscal year ended December 31, 2001.

(10) CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of common stock, $.01 par value per share.

The Company issued 931,574 shares of its common stock to the Bank on December 31, 2001. The shares were issued upon the exercise of an option granted the Bank by CSTI Hi-Tec on March 8, 1999.

(11) GEOGRAPHIC REPORTING

Revenues by geographic classifications are as follows:


                                                                             [IN U.S. $ THOUSANDS]
                                                                              -------------------
                                                     ISRAEL           ITALY          INDIA           OTHER          TOTAL
                                                     ------           -----          -----           -----          -----

For the year ended December 31, 2001              $         461  $       7,969   $       2,004   $         167   $      10,601
                                                  =============  =============   =============   =============   =============
For the year ended December 31, 2000              $       3,388  $       1,812   $          --   $         461   $       5,661
                                                  =============  =============   =============   =============   =============


                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
                             OR AS OTHERWISE NOTED)

(11) GEOGRAPHIC REPORTING (CONTINUED)

Major customers (as percentage of total revenues):
                                                     YEARS ENDED
                                                    DECEMBER 31,
                                             2 0 0 1              2 0 0 0
                                             -------              -------

Customer A                                      71%               32%
Customer B                                       1%               49%
Customer C                                      18%                 -%
Other customers                                 10%                19%

In general, the Company is not dependent upon any single customer or several customers. However, in 2001, over 70% of revenues came from two customers. The nature of the Company's business is that it works on several large contracts at any one time and therefore several customers may comprise a significant portion of the Company's revenues and net income during any fiscal year. Once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of the system.

(12) COST OF REVENUES
                                                            YEARS ENDED
                                                           DECEMBER 31,
                                                     2 0 0 1          2 0 0 0
                                                     -------          -------
Materials:
   Inventory at the beginning of the period      $          830  $          348
   Materials purchase                                     4,292           2,730
   Inventory at the end of the period                    (2,297)           (830)
                                                 --------------  --------------

                                                          2,825           2,248
---------------------------------------------------------------  --------------

Salaries and related expenses                             1,572           1,168
Subcontractors                                              596             249
Cost of service abroad                                      622             327
Rent and taxes                                              111              76
Vehicles and transportation                                 355             223
Equipment maintenance and insurance                         117              69
Depreciation                                                130              82
Miscellaneous                                               124              36
                                                 --------------  --------------

                                                          3,627           2,230
---------------------------------------------------------------  --------------

                                                          6,452           4,478
Changes in work in process                                   95            (735)
                                                 --------------  --------------

                                                 $        6,547  $        3,743
                                                 ==============  ==============

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
                             OR AS OTHERWISE NOTED)


(13) SELLING, GENERAL AND ADMINISTRATIVE

                                                      YEARS ENDED
                                                     DECEMBER 31,
                                              2 0 0 1              2 0 0 0
                                              -------              -------

Salaries and related expenses             $           694  $              471
Professional fees                                     439                 365
Telephone and office maintenance                      306                 134
Travel, vehicles and transportation                   142                 183
Depreciation                                           68                  36
Sales and Marketing                                   448                 293
                                          ---------------  ------------------

                                          $         2,097  $            1,482
                                          ===============  ==================
(14) TAXES

The provision [benefit] for income taxes consists of the following:

                                                     YEARS ENDED
                                                    DECEMBER 31,
                                             2 0 0 1              2 0 0 0
                                             -------              -------

Current taxes                          $              92  $               69
Deferred taxes                                       (34)                 --
                                      ------------------  ------------------

                                      $               58  $               69
                                      ==================  ==================

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows:



                                                                                    2 0 0 1           2 0 0 0
                                                                                    -------           -------

Income before taxes on income as reported in the consolidated
   statements of operations                                                    $          2,225  $             99
                                                                               ----------------  ----------------

Theoretical tax on the above amount                                            $            812  $             36
Increase  in taxes resulting from different tax rates
   applicable to foreign subsidiaries                                                        46                37
Increase  in taxes resulting from permanent differences - net                                23                16
Tax benefit arising from reduced tax rate as an "approved enterprise"                      (338)               --
Decrease in taxes resulting from utilization, in the reported year, of
   carryforward tax losses                                                                 (429)               --
Decrease in taxes in respect of tax losses incurred in the reported year
   for which deferred taxes were not created                                                 --               (20)
Other                                                                                       (56)               --
                                                                               ----------------  ----------------

                                                                               $             58  $             69
                                                                               ================  ================


                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
                             OR AS OTHERWISE NOTED)


(14) TAXES (CONTINUED)

At December 31, 2001, CSTI Hi-Tec, Ltd. had unused net operating losses related to operations in Israel of approximately $10,000 for which there is no expiration date.

At December 31, 2001, the Company had available U.S. net operating loss carry-forwards of approximately $46,860 for federal income tax purposes. The net operating loss carry-forwards expire at various dates through 2020.

Section 382 of the Internal Revenue Code provides that when a corporation undergoes an "ownership change," the corporation's use of its net operating losses is limited in each subsequent year. An "ownership change" occurs when, as of any testing date, the sum of the increases in ownership of each shareholder that owns five percent or more of the value of a company's stock as compared to that shareholder's lowest percentage ownership during the preceding three-year period exceeds fifty percentage points. For purposes of this rule, certain shareholders who own less than five percent of a company's stock are aggregated and treated as a single five-percent stockholder.

The Transaction may have involved an "ownership change" and thus the Company may be unable to use a material portion of its available federal net operating loss carry-forwards. Furthermore, in the ordinary course of the Company's future business operations, it could become necessary to issue shares in conjunction with acquisitions or additional financing, in order to meet the Company's growth objectives and liquidity constraints. The issuance of a significant number of shares of common stock could result in an "ownership change." If the Company were to experience such an "ownership change," it might not be able to use a substantial amount of its available federal net operating loss carry-forwards to reduce future taxable income.

On August 1, 2001, CSTI Hi-Tec was granted a status of "Approved Enterprise" in accordance with the Law for the Encouragement of Capital Investments 1959. Under that law, by virtue of an "Approved Enterprise" status, CSTI Hi-Tec will be granted various tax benefits as follows:

(1) Tax exemption on part of the income from its approved enterprise for a period of 10 years. CSTI Hi-Tec has elected the "alternative benefits" (involving waiver of investment grants). In the event of distribution of cash dividends out of income, that was tax exempt as above, CSTI Hi-Tec would have to pay corporate tax at the rate 25% of the amount distributed. In general, Israeli companies are currently subject to corporate tax at the rate of 36.0% of taxable income.

(2) CSTI Hi-Tec is entitled to claim accelerated depreciation for five tax years commencing in the first year of operation of each asset, in respect of property and equipment used by the approved enterprise.

The entitlement to the above benefits are conditional upon CSTI Hi-Tec fulfilling the conditions stipulated by the law, regulations published thereunder, and the instruments of approval for the specific investments in the approved enterprise. In the event of failure to comply with these conditions, the benefits may be cancelled and CSTI Hi-Tec may be required to refund the amount of the benefits, in whole or in part, plus interest.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
                             OR AS OTHERWISE NOTED)



(15) TRANSACTIONS WITH RELATED PARTIES

Related party transactions are as follows:

(I) EMPLOYEE ADVANCES - Employee advances are made on a short-term basis and are repaid through salary.

(II) BANK - The Industrial Development Bank of Israel is a Company shareholder (See Note 7).

(III) MANAGEMENT - Two officers, hired in November 2001, formerly purchased services from the Company through their privately owned business. As of December 31, 2001, the Company was owed $129 by the officers related to such services.

(IV) U.S. OFFICES - Certain office space in Florida and New York has been made available by an affiliate of a Company director at no cost.

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. In assessing the fair value of its cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and customer deposits, management concluded that the carrying amount of these financial instruments approximates fair value because of their short maturities. Management estimates that the carrying amount of its bank line of credit, short-term notes and convertible notes approximates fair value based on current rates and terms at which the Company could borrow funds.

(17) SUBSEQUENT EVENTS

Events subsequent to the balance sheet date are as follows:

PURCHASE OF BUILDING - In January 2002, the Company purchased property in the industrial zone of Kiryat Gat Israel for $200.

CONVERTIBLE NOTES - Subsequent to December 31, 2001, the Company issued an aggregate of $725 convertible notes with terms substantially the same as described in Note 6.

(18) SUBSEQUENT EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT AUDITORS

OPERATING LEASE - On March 14, 2002, the Company entered into a lease for a building in Migdal-Haemek, Israel. The annual rental under the lease will be $45 for the initial five year term of the lease. The lease may be renewed for an additional five years.