Form 10QSB
period 2002-03-31
CLEAN SYSTEMS TECHNOLOGY GROUP LTD
filed 2002-05-20
CIK 764587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2002
                                        --------------

                                       or
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE EXCHANGES ACT

         For the transition period from                to
                                        --------------    -------------------


                        Commission file number 000-14646


                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
        (Exact name of Small Business Issuer as Specified in Its Charter)

NEW YORK                                                           06-1113228
--------                                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                         Identification Number)

4 Ashlagan Street, P.O. Box 8624,
Kiryat Gat, Israel                                                    82021
(Address of principal executive offices)                            (Zip Code)

011 972 8 660 2108 (Issuer's telephone number, including area code)


                Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

                The number of shares outstanding of the registrant's Common Stock, $0.01 Par Value, on May 13, 2002 was 42,766,087 shares.

                Transitional Small Business Disclosure Format (check one):
               Yes                No      X
                    ------------      -----------

                        TABLE OF CONTENTS

                 PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
                                                                         ------

Item 1.      Financial Statements..........................................4-10
Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operation.......................11-14

                   PART II - OTHER INFORMATION

Item 1.      Legal Proceedings..............................................15
Item 6.      Exhibits and Reports on Form 8-K...............................15
             Signature Page.................................................16

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

                     This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. These cautionary statements and any other cautionary statements that may accompany the forward-looking statements expressly qualify all such forward-looking statements. In addition, Clean Systems Technology Group, Ltd. disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
           Consolidated Balance Sheet as of March 31, 2002 (Unaudited).....4
           Consolidated Statements of Operations for the three months ended March 31, 2002 (Unaudited) and 2001 (Unaudited)......5
           Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2002 (Unaudited)....................6
           Consolidated Statements of Cash Flows for the three months ended March 31, 2002 (Unaudited) and 2001 (Unaudited).....7-8
           Notes to the Consolidated Financial Statements (Unaudited)......9-10


                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2002.
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                                        $      23
   Accounts receivable - net                                            1,797
   Accounts receivable - related party                                     26
   Inventory                                                            2,264
   Costs incurred in excess of billings on contracts in progress        1,329
   Refundable value added tax                                              82
   Employee advances                                                       23
   Other current assets                                                    78
   Deferred taxes                                                          26
                                                                    ---------

   TOTAL CURRENT ASSETS                                                 5,648

PROPERTY AND EQUIPMENT - NET                                            1,909

OTHER ASSETS                                                              234
                                                                    ---------

   TOTAL ASSETS                                                     $   7,791
                                                                    =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Short-term bank credit                                           $       6
   Bank line of credit                                                  2,124
   Accounts payable                                                     1,535
   Accrued compensation                                                   378
   Short-term loans                                                       238
   Accrued expenses                                                       302
   Other liabilities                                                       92
                                                                    ---------

   TOTAL CURRENT LIABILITIES                                            4,675
                                                                    ---------

CONVERTIBLE NOTES                                                         913
                                                                    ---------

ACCRUED SEVERANCE PAY - NET                                                35
                                                                    ---------

COMMITMENTS AND CONTINGENCIES                                              --
                                                                    ---------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 110,000,000 shares authorized,
      42,766,087, issued and outstanding                                  428
   Additional paid-in capital                                             428
   Retained earnings                                                    1,312
                                                                    ---------

   TOTAL SHAREHOLDERS' EQUITY                                           2,168
                                                                    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   7,791
                                                                    =========



See Notes to the Consolidated Financial Statements.



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             2 0 0 2             2 0 0 1
                                                                             -------             -------

REVENUES                                                             $            3,099    $           3,270

COST OF REVENUE                                                                   1,757                2,423
                                                                     ------------------    -----------------

   GROSS PROFIT                                                                   1,342                  847

OPERATING EXPENSES:
   Selling, general and administrative                                              515                  420
                                                                     ------------------    -----------------

   INCOME FROM OPERATIONS                                                           827                  427

INTEREST EXPENSE                                                                     36                   43

OTHER (EXPENSE) INCOME                                                             (275)                  90
                                                                     ------------------    -----------------

   INCOME BEFORE PROVISION FOR INCOME TAXES                                         516                  474

PROVISION FOR INCOME TAXES                                                           10                   --
                                                                     ------------------    -----------------

   NET INCOME                                                        $              506    $             474
                                                                     ==================    =================

   NET INCOME PER SHARE - BASIC                                      $              .01    $             .01
                                                                     ==================    =================

   NET INCOME PER SHARE - DILUTED                                    $              .01   $             .01
                                                                     ==================   =================

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC                          42,766,087           42,766,087
                                                                     ==================    =================

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED                        43,809,087           43,809,087
                                                                     ==================    =================


See Notes to the Consolidated Financial Statements.


                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                   (IN THOUSANDS, EXCEPT NUMBER OF SHARE DATA)





                                                 COMMON STOCK                  ADDITIONAL                           TOTAL
                                            NUMBER                              PAID-IN       RETAINED           SHAREHOLDERS'
                                           OF SHARES          AMOUNT            CAPITAL       EARNINGS              EQUITY
                                           ---------          ------            -------       --------              ------

BALANCE DECEMBER 31, 2001                  42,766,087   $           428   $           428   $          806     $         1,662

Net Income                                         --                --                --              506                 506
                                    -----------------   ---------------   ---------------   --------------     ---------------

   BALANCE MARCH 31, 2002                  42,766,087   $           428   $           428   $        1,312     $         2,168
                                    =================   ===============   ===============   ==============     ===============



See Notes to the Consolidated Financial Statements.



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      2 0 0 2         2 0 0 1
                                                                                      -------         -------
OPERATING ACTIVITIES:
   Net income                                                                       $        506    $         474
   Adjustments to reconcile net income to net cash
      (used for) operating activities:
      Amortization and depreciation                                                           72               39
      Gain from the sale of property and equipment                                            --                1
      Change in accrued severance pay - net                                                    6               (8)

   Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable - net                                                           (306)             737
        Accounts receivable - related party                                                  103               --
        Inventory                                                                             33           (1,065)
        Costs incurred in excess of billings on contracts in progress                       (992)            (553)
        Refundable value added tax                                                           (10)              30
        Employee advances                                                                      7             (108)
        Other current assets                                                                 (55)             (93)
        Deferred taxes                                                                        (2)              --

      Increase (decrease) in:
        Accounts payable                                                                    (106)             369
        Accrued compensation                                                                 (29)              35
        Accrued expenses                                                                     (76)             (65)
        Other liabilities                                                                     36              (77)
                                                                                    ------------    -------------
   NET CASH - (USED FOR) OPERATING ACTIVITIES                                               (813)            (284)
                                                                                    ------------    -------------

INVESTING ACTIVITIES:
   Acquisition of property and equipment                                                    (331)            (133)
   Proceeds from sale of property and equipment                                               --                5
   Other assets                                                                               (2)               3
   Investment in unconsolidated subsidiary                                                   (94)              --
                                                                                    ------------    -------------

   NET CASH - INVESTING ACTIVITIES                                                          (427)            (125)
                                                                                    ------------    -------------

FINANCING ACTIVITIES:
   Proceeds from loans                                                                        --              (28)
   Proceeds from convertible notes                                                           673               --
   Repayment of shareholder loans                                                             --              (74)
   Changes in short-term bank credit - net                                                   623             (256)
   Repayment of short-term loans - net                                                       (68)              --
   Deferred loan costs                                                                       (72)              --
                                                                                    ------------    -------------

   NET CASH - FINANCING ACTIVITIES                                                         1,156             (358)
                                                                                    ------------    -------------

   NET [DECREASE] IN CASH AND CASH EQUIVALENTS - FORWARD                            $        (84)   $        (767)





See Notes to the Combined Financial Statements.



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     2 0 0 2             2 0 0 1
                                                                                     -------             -------

   NET [DECREASE] IN CASH AND CASH EQUIVALENTS - FORWARD                     $              (84)   $            (767)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                                            107                1,238
                                                                             ------------------    -----------------

   CASH AND CASH EQUIVALENTS - END OF PERIODS                                $               23    $             471
                                                                             ==================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid for:
      Interest                                                               $               33    $              34
      Income taxes                                                           $             --      $              --




See Notes to the Consolidated Financial Statements.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
                     PER SHARE DATA OR AS OTHERWISE NOTED)


[1] BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Clean Systems Technology Group, Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] considered necessary in order to make the interim financial statements not misleading have been included. Results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

On October 17, 2001, Entertainment International Ltd. ("ENTI"), through its wholly-owned subsidiary ENTI Acquisition I Corp., closed a transaction (the "Transaction") providing for the acquisition of CSTI Hi-Tec, Ltd. an Israeli corporation. All of the issued and outstanding shares of CSTI Hi-Tec, Ltd. were exchanged for shares of ENTI's unregistered restricted common stock. Simultaneously with the closing, the Board of Directors authorized a one for twenty reverse stock split of all ENTI's issued and outstanding common stock. All references in the accompanying consolidated financial statements to the number of shares have been restated to reflect the reverse stock split.

For accounting purposes, the Transaction has been treated as a recapitalization of CSTI Hi-Tec, Ltd., with CSTI Hi-Tec, Ltd. as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. The consolidated financial statements reflect the results of operations of CSTI Hi-Tec, Ltd. and its subsidiaries and ENTI as of and for the three months ended March 31, 2002. The consolidated financial statements for the three months ended March 31, 2001, reflect the results of operations and financial position of CSTI Hi-Tec, Ltd. and its subsidiaries. Pro forma information on the Transaction is not presented as, at the date of the Transaction, ENTI was considered a public shell and accordingly, the Transaction was not considered a business combination. On December 27, 2001, ENTI amended its certificate of incorporation to change its name from Entertainment International, Ltd. to Clean Systems Technology Group, Ltd. (the "Company" or "CSTI").

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 2001.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
                      PER SHARE DATA OR AS OTHERWISE NOTED)

USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION -- The Company follows the percentage-of-completion method of accounting for contracts that extend for periods in excess of one year. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Where contracts in progress are subject to negotiation and it is probable that the additional costs will be recovered, none of the costs are recognized in the income statement until pricing has been approved. Similarly, the revenue is not recognized until realization is assured beyond a reasonable doubt. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of cost incurred on contracts in progress in excess of related billings is shown as a current asset, and the aggregate of billings on contracts in progress in excess of related costs incurred as shown as a current liability.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 changes the accounting for business combinations initiated after June 30, 2001, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles" (SFAS No. 142") SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. As of March 31, 2002, the Company had no recorded goodwill or indefinite lived intangibles. Therefore, the Company believes that the adoption of SFAS No. 142 will not have a significant impact on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" )"SFAS No. 143"), which is effective October 1, 2003. SFAS No. 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The Company is currently assessing, but has not yet determined, the effect of SFAS No. 143 on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently assessing the impact of SFAS No. 144, but believes that its adoption will not have a material impact on its operating results or financial position.


[3] INVENTORY

Inventory, which consists of raw materials, is valued at the lower of cost or market. Cost is determined by the weighted average method.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
                     PER SHARE DATA OR AS OTHERWISE NOTED)



[4] NET INCOME PER SHARE

Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, utilizing the treasury stock method. For the three months ended March 31, 2002 and 2001, the shares issued in the Transaction are treated as outstanding for all periods presented. For the three months ended March 31, 2002 and 2001, dilutive potential common shares outstanding reflect shares issuable under convertible notes [See Note 5]. Share and per share amounts reflect the effect of the one for twenty reverse stock split in October 2001.

[5] CONVERTIBLE NOTES

During the three months ended March 31, 2002, the Company issued $673 in convertible notes. Principal amounts of the notes may be converted by the holders into shares of Company common stock, at a conversion price of $0.875 per share, at any time from issuance until May 15, 2003. At May 15, 2003, the notes automatically convert into shares of Company common stock at a price equal to $0.875, subject to adjustment. The adjustment entitles the noteholders to receive consideration at least equal to the original principal amount of the note plus accrued interest at eight percent from the date of issuance. The consideration may be paid in cash or common stock at the sole discretion of the Company.

[6]  OTHER (EXPENSE) INCOME

Aggregate amounts in other (expense) income are primarily the result of foreign currency translation adjustments. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

During the three months ended March 31, 2002 certain assets and liabilities were denominated in NIS while the payments to suppliers were linked to the U.S. dollar which caused a substantial translation adjustment due to the relative strength of the U.S. dollar to the New Israeli shekel in 2002.


[7]  GEOGRAPHIC REPORTING

Revenues by geographic classifications are as follows:

                                             [In U.S. $ thousands]
                                             ---------------------
                          Israel     Italy       India       Other       Total
                          ------     -----       -----       -----       -----

For the period ended
  March 31, 2002         $ 3,007    $    74      $   18     $   --     $ 3,099
For the period ended
  March 31, 2001         $    20    $ 2,376      $  685     $  189     $ 3,270


[8]  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY -- AT COST

In January 2002 the Company paid $94 for a nineteen percent (19%) interest in Altan Systems Ltd., an entity whose processes and technology may enhance CSTI's product line. The investment will be carried at cost.

[9]  SUBSEQUENT EVENTS

Subsequent to March 31, 2002, the Company issued an aggregate of $200 in convertible notes with terms substantially similar to those described in Note 5.



                               . . . . . . . . . .

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

           When used in this Form 10-QSB and in future filings by CSTI with the Securities and Exchange commission, the words or phrases "will likely result" and "the company expects, "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements." CSTI wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. CSTI has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of the Company's financial condition and results of operations are based on its consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. All significant accounting policies are disclosed in note 1 to the consolidated financial statements included in this Form 10-KSB. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of the Company's critical accounting policies. Critical accounting policies and estimates are:

     o Revenue Recognition
     o Use of Estimates

REVENUE RECOGNITION -- The Company follows the percentage-of-completion method of accounting for contracts that extend for periods in excess of one year. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of cost incurred and income recognized on uncompleted contracts in excess of related billings is shown as a current asset, and the aggregate of billings on uncomplete contracts in excess of related costs incurred and income recognized is shown as a current liability.

USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS') No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 changes the accounting for business combinations initiated after June 30, 2001, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles" (SFAS No. 142") SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. As of December 31, 2001, the Company had no recorded goodwill or indefinite lived intangibles. Therefore, the Company believes that the adoption of SFAS No. 142 will not have a significant impact on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" )"SFAS No. 143"), which is effective October 1, 2003. SFAS No. 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The Company is currently assessing, but has not yet determined, the effect of SFAS No. 143 on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently assessing the impact of SFAS No. 144, but believes that its adoption will not have a material impact on its operating results or financial position.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenue, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                 2 0 0 2              2 0 0 1
                                                 -------              -------

Revenues                                             100   %            100   %
                                                --------              -----
Cost of Revenues                                      57   %             74   %

Gross Profit                                          43   %             26   %
Selling General and Administrative                    16   %             13   %

Income from Operations                                27   %             13   %

Interest Expense                                       1   %              1   %
Other Income (Expense)                                (9)  %              3   %

Income Before Taxes on Income                         17   %             15   %
Income Taxes                                           -   %              -   %
Net Income                                            17   %             15   %

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 2001
(AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED)

REVENUES

Revenues in 2002 of $ 3,099 decreased $0.17 million (or 5.2%) from $3,270 in 2001. Management's strategic decision is to continue to be a premier industry leader in Israel as well as to continue to gain market share in the European and Central Asian markets, especially Italy and India. During the three months ended March 31, 2002 and 2001, revenues to customers in Israel amounted to $3,007 and $20, respectively. Revenues to Italian, Indian, and other non-domestic customers amounted to $92 and $3,250 for the three months ended March 31, 2002 and 2001, respectively. In general, the Company is not dependent upon any single customer or group of customers. The nature of the Company's business is such that it works on several large contracts at any one time. Therefore, several customers may comprise a significant portion of CSTI's revenues during any fiscal period. Once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of that system.

COST OF REVENUES

The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        2 0 0 2        2 0 0 1
                                                        -------        -------

Cost of materials and inventory                       $        128  $      1,202
Salaries and related expenses                                  654           387
Subcontractors                                                  42            65
Cost of service abroad                                          39           210
Rent and taxes                                                  22            24
Vehicles and transportation                                     74            75
Equipment maintenance and insurance                              9            27
Depreciation                                                    44            25
Miscellaneous                                                   11            32
Changes in work in process                                     734           376
                                                      ------------  ------------

Cost of Revenues                                      $      1,757  $      2,423
                                                      ============  ============

Cost of revenues has decreased by $0.67 million (or 27.5%) to $1.76 million in 2002 from $2.42 million in 2001. The decrease is due to a moderate decrease in revenues and the projects' design. Materials and inventory costs decreased by $716 to $862 in 2002 from $1,578 in 2001. The decrease is primarily attributable to higher use of project labor costs as opposed to inventory and materials in projects worked on in 2002 versus 2001. The purchase cost of materials did not significantly increase in 2002 over 2001. Materials and inventory costs as a percentage of revenues was 28% in 2002 as compared to 48% in 2001. The average number of employees during 2002 was 145 as compared to 83 for 2001. Other costs such as rent and taxes, transportation, equipment maintenance and insurance and depreciation decreased in relative proportion to the decrease in revenues.

GROSS PROFIT

Gross Profit has increased by $0.50 million (or 59%) to $1.34 million in 2002 from $0.85 million in 2001. The increase in gross profit percentage to 43.3% in 2002 from 25.9% in 2001 is due to the higher margins attained on revenues in Israel due to its leading industry position. During the three months ended March 31, 2002, a substantial portion of revenues were earned in Israel while revenues earned in the comparative three month period were earned substantially outside of Israel. Further, the projects worked on in the first quarter of 2002 were more labor intensive than the materials intensive projects of the first quarter of 2001. The Company believes that lower materials usage and its ability to exert greater control over relatively less expensive domestic labor costs contributed to the higher margins experienced in 2002.

SELLING, GENERAL AND ADMINISTRATIVE

The following table sets forth details regarding selling, general and administrative expenses for the periods indicated:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   2 0 0 2    2 0 0 1
                                                   -------    -------

Salaries and related expenses                    $     243  $      155
Professional fees                                       94          51
Telephone and office maintenance                        51          45
Travel vehicles and transportation                      46          31
Depreciation                                            21           9
Sales and marketing                                     60         129
                                                 ---------  ----------

                                                 $     515  $      420
                                                 =========  ==========

Selling, General and Administrative Expenses ("SG&A") have increased $0.09 million (or 22.6%) to $0.5 million in 2002 from $0.4 million in 2001. The increase is primarily attributable to the addition of three senior employees in 2002. Management's initiative to increase domestic sales efforts resulted in increased professional fees.

INTEREST EXPENSE

Interest expense decreased by $7 to $36 in 2002 from $43 in 2001. The decrease is attributable to lower interest rates in 2002 as compared to 2001.

OTHER INCOME (EXPENSE)

The increase in other (expense) of $(365) to $(275) in 2002 as compared to an income $90 in other expenses in 2001 is primarily the result of foreign currency translation adjustments. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

During the three months ended March 31,2002 certain assets and liabilities were denominated in NIS while the payments to suppliers were linked to the U.S. dollar which caused a substantial translation adjustment due to the relative strength of the U.S. dollar to the New Israeli shekel in 2002 .

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had cash and cash equivalents of $23 as compared to $471 at March 31, 2001.

Net cash used in operating activities was $813 for the three months ended March 31, 2002 as compared to net cash used by operating activities of $284 for the three months ended March 31, 2001. The increase in net cash used in operating activities is primarily attributable to increases in net accounts receivables and costs incurred in excess of billings. These cash outflows were offset by the increase in net income.

Net cash used in investing activities was $427 and $125 for the three months ended March 31, 2002 and 2001, respectively. The increase is primarily due to the direct purchase of real estate property ($200) and an equity investment in an unconsolidated subsidiary ($100).

Net cash provided by financing activities was $1,156 and $(358) for the three months ended March 31, 2002 and 2001, respectively. The increase was primarily due to the increased use of the bank-line of credit facility and the proceeds received from the issuance of convertible notes.

The following summarizes certain financing outstanding as of March 31, 2002:

[a] Convertible Notes - In January and February 2002, the Company issued $673 in convertible notes. Principal amounts of the notes may be converted by the holder into shares of Company common stock, at a conversion price of $0.875 per shares, at any time from issuance until May 15, 2003. At May 15, 2003, the notes automatically convert into shares of Company common stock at a price equal to $0.875, subject to adjustment. The adjustment entitles the noteholders to receive consideration at least equal to the original principal amount of the note plus accrued interest at eight percent from the date of issuance. The consideration may be paid in cash or common stock at the sole discretion of the Company.

[b] Bank Guarantees - Certain customers require the Company to obtain bank guarantees of a portion of the contract undertaken. The Company has an agreement with the bank under which such guarantees are available. In the event the Company is unable to perform all aspects of the contracts, the bank will make contractual payments to customers and then seek reimbursement from the Company. As of March 31, 2002, the bank had extended approximately $508 in guarantees to five customers.

Subsequent to March 31, 2002, the Company issued an aggregate of $200 convertible notes with terms substantially the same as described in [a] above.

Assuming there is no significant change in the business, the Company believes that additional funding such as described above and cash flow from operations and will be sufficient to fund its needs for at least the next twelve months.

                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

Other than as previously disclosed in the Company's Form 10-KSB, the Company is not party to any other material legal proceedings.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits.

                 None.

(b)        Reports on Form 8-K.

                 None.

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                               CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.


Dated: May 20, 2002            By:
                                  ------------------------------------
                                   Jacob Lustgarten
                                   Chief Executive Officer and
                                   Chairman of the Board