Form 10QSB
period 2002-06-30
CLEAN SYSTEMS TECHNOLOGY GROUP LTD
filed 2002-08-19
CIK 764587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002
                                                 -------------

                                       or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE EXCHANGES ACT

         For the transition period from                       to
                                        -----------------    -------------------


                        Commission file number 000-14646


                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
        (Exact name of Small Business Issuer as Specified in Its Charter)

NEW YORK                                                             06-1113228
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

4 Ashlagan Street, P.O. Box 8624,
Kiryat Gat, Israel                                                        82021
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

The number of shares outstanding of the registrant's Common Stock, $0.01 Par Value, on August 13, 2002 was 42,766,087 shares.

Transitional Small Business Disclosure Format (check one):

Yes      X         No
    ------------      -----------

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.   Financial Statements..............................................4-11
Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operation...........................12-16

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................17
Item 6.   Exhibits and Reports on Form 8-K...................................17
          Signature Page.....................................................18

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
             Consolidated Balance Sheet as of June 30, 2002 (Unaudited)........4
             Consolidated Statements of Operations for the three and six months ended June 30, 2002 (Unaudited) and 2001 (Unaudited).........5
             Consolidated Statement of Shareholders' Equity for the six
                  months ended June 30, 2002 (Unaudited).......................6
             Consolidated Statements of Cash Flows for the six months
                   ended June 30, 2002 (Unaudited) and 2001 (Unaudited)......7-8
             Notes to Consolidated Financial Statements (Unaudited).........9-11



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.


                 CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2002.
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                                              $  167
   Accounts receivable - net                                               2,405
   Inventory                                                               2,255
   Costs incurred in excess of billings on contracts in progress             575
   Refundable value added tax                                                 58
   Employee advances                                                          22
   Other current assets                                                      225
   Deferred taxes                                                             31
                                                                          ------

   TOTAL CURRENT ASSETS                                                    5,738

PROPERTY AND EQUIPMENT - NET                                               1,973

OTHER ASSETS                                                                 236
                                                                          ------

   TOTAL ASSETS                                                           $7,947
                                                                          ======

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Bank line of credit                                                    $2,067
   Accounts payable                                                        2,163
   Accrued compensation                                                      507
   Short-term loans                                                          159
   Accrued expenses                                                          229
   Other liabilities                                                         104
                                                                          ------

   TOTAL CURRENT LIABILITIES                                               5,229
                                                                          ------

CONVERTIBLE NOTES                                                          1,226
                                                                          ------

COMMITMENTS AND CONTINGENCIES                                               --
                                                                          ------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 110,000,000 shares authorized,
      42,766,087, issued and outstanding                                     428
   Additional paid-in capital                                                428
   Retained earnings                                                         636
                                                                          ------

   TOTAL SHAREHOLDERS' EQUITY                                              1,492
                                                                          ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $7,947
                                                                          ======


See Notes to Consolidated Financial Statements.




                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    JUNE 30,                         JUNE 30,
                                                    --------                         --------
                                              2 0 0 2         2 0 0 1         2 0 0 2        2 0 0 1
                                              -------         -------         -------        -------

REVENUES                                   $      1,578    $      4,695    $      4,677    $      7,965

COST OF REVENUE                                   1,407           2,868           3,164           5,291
                                           ------------    ------------    ------------    ------------

   GROSS PROFIT                                     171           1,827           1,513           2,674

OPERATING EXPENSES:
   Selling, general and administrative              752             518           1,267             938
                                           ------------    ------------    ------------    ------------

   [LOSS] INCOME FROM OPERATIONS                   (581)          1,309             246           1,736

INTEREST EXPENSE                                   (117)            (32)           (153)            (75)

OTHER (EXPENSE) INCOME                               24              (5)           (251)             85
                                           ------------    ------------    ------------    ------------

   [LOSS] INCOME BEFORE PROVISION FOR
      INCOME TAXES                                 (674)          1,272            (158)          1,746

PROVISION FOR INCOME TAXES                            2             154              12             154
                                           ------------    ------------    ------------    ------------

   NET [LOSS] INCOME                       $       (676)   $      1,118    $       (170)   $      1,592
                                           ============    ============    ============    ============

   NET [LOSS] INCOME PER SHARE - BASIC     $       (.01)   $        .03    $       --      $        .04
                                           ============    ============    ============    ============

   NET [LOSS] INCOME PER SHARE - DILUTED   $       (.01)   $        .03    $       --      $        .04
                                           ============    ============    ============    ============

   WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES - BASIC                  42,766,087      42,766,087      42,766,087      42,766,087
                                           ============    ============    ============    ============

   WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES - DILUTED                42,766,087      43,809,087      42,766,087      43,809,087
                                           ============    ============    ============    ============



See Notes to Consolidated Financial Statements.


                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                   (IN THOUSANDS, EXCEPT NUMBER OF SHARE DATA)





                                    COMMON STOCKADDITIONAL                           TOTAL
                              NUMBER                    PAID-IN       RETAINED   SHAREHOLDERS'
                             OF SHARES     AMOUNT       CAPITAL       EARNINGS      EQUITY

BALANCE DECEMBER 31, 2001   42,766,087   $      428   $      428   $      806    $    1,662

Net [Loss]                        --           --           --           (170)         (170)
                            ----------   ----------   ----------   ----------    ----------

   BALANCE JUNE 30, 2002    42,766,087   $      428   $      428   $      636    $    1,492
                            ==========   ==========   ==========   ==========    ==========



See Notes to Consolidated Financial Statements.




                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                         2 0 0 2  2 0 0 1
                                                                         -------  -------
OPERATING ACTIVITIES:
   Net [loss] income                                                    $  (170)   $ 1,592
   Adjustments to reconcile net [loss] income to net cash
      (used for) provided by operating activities:
      Amortization and depreciation                                         158         83
      Loss from the sale of property and equipment                         --            1
      Change in accrued severance pay - net                                  23          9

   Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable - net                                          (914)        (8)
        Accounts receivable - related party                                 129       --
        Inventory                                                            42         41
        Costs incurred in excess of billings on contracts in progress      (238)      (741)
        Refundable value added tax                                           14        157
        Employee advances                                                     8        (33)
        Other current assets                                               (202)      (111)
        Deferred taxes                                                        3        (69)

      Increase (decrease) in:
        Accounts payable                                                    522       (330)
        Accrued compensation                                                 48         28
        Accrued expenses                                                   (149)        53
        Other liabilities                                                    87         37
                                                                        -------    -------

   NET CASH - OPERATING ACTIVITIES                                         (639)       709
                                                                        -------    -------

INVESTING ACTIVITIES:
   Acquisition of property and equipment                                   (443)      (351)
   Proceeds from sale of property and equipment                            --           16
   Other assets                                                              (4)         3
   Investment in unconsolidated subsidiary                                  (94)      --
                                                                        -------    -------

   NET CASH - INVESTING ACTIVITIES                                         (541)      (332)
                                                                        -------    -------

FINANCING ACTIVITIES:
   Proceeds from convertible notes                                          948       --
   Repayment of shareholder loans                                          --          (60)
   Changes in short-term bank credit - net                                  566       (570)
   Repayment of short-term loans - net                                     (157)       (94)
   Deferred loan costs                                                     (117)      --
                                                                        -------    -------

   NET CASH - FINANCING ACTIVITIES                                        1,240       (724)
                                                                        -------    -------

   NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS - FORWARD       $    60    $  (347)




See Notes to Combined Financial Statements.



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                    2 0 0 2    2 0 0 1
                                                                    -------    -------

   NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS - FORWARD   $    60   $  (347)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                        107     1,238
                                                                    -------   -------

   CASH AND CASH EQUIVALENTS - END OF PERIODS                       $   167   $   891
                                                                    =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid for:
      Interest                                                      $    91   $    75
      Income taxes                                                  $    12   $    83



See Notes to Consolidated Financial Statements.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
                             OR AS OTHERWISE NOTED)


[1] BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Clean Systems Technology Group, Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] considered necessary in order to make the interim financial statements not misleading have been included. Results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

For accounting purposes, the Transaction has been treated as a recapitalization of CSTI Hi-Tec, Ltd., with CSTI Hi-Tec, Ltd. as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. The consolidated financial statements reflect the results of operations of CSTI Hi-Tec, Ltd. and its subsidiaries and ENTI as of and for the three and six months ended June 30, 2002. The consolidated financial statements for the three and six months ended June 30, 2001, reflect the results of operations and financial position of CSTI Hi-Tec, Ltd. and its subsidiaries. Pro forma information on the Transaction is not presented as, at the date of the Transaction, ENTI was considered a public shell and accordingly, the Transaction was not considered a business combination. On December 27, 2001, ENTI amended its certificate of incorporation to change its name from Entertainment International, Ltd. to Clean Systems Technology Group, Ltd. (the "Company" or "CSTI").

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


[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

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

[4] NET INCOME [LOSS] PER SHARE

Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, utilizing the treasury stock method. For the three and six months ended June 30, 2002 and 2001, the shares issued in the Transaction are treated as outstanding for all periods presented. For the three and six months ended June 30, 2002 and 2001, dilutive potential common shares outstanding reflect shares issuable under convertible notes [See Note 5]. The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. Share and per share amounts reflect the effect of the one for twenty reverse stock split in October 2001.

[5] CONVERTIBLE NOTES

During the six months ended June 30, 2002, the Company issued $948 in principal convertible notes. Principal amounts of the notes may be converted by the holders into shares of Company common stock, at a conversion price of $0.875 per share, at any time from issuance until May 15, 2003. At May 15, 2003, the notes automatically convert into shares of Company common stock at a price equal to $0.875, subject to adjustment. The adjustment entitles the noteholders to receive consideration at least equal to the original principal amount of the note plus accrued interest at eight percent from the date of issuance. The consideration may be paid in cash or common stock at the sole discretion of the Company.

At June 30, 2002, interest of $38 has been accrued on the outstanding principal convertible notes.

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

During the six months ended June 30, 2002 certain assets and liabilities were denominated in NIS while the payments to suppliers were linked to the U.S. dollar which caused a substantial translation adjustment due to the relative strength of the U.S. dollar to the New Israeli shekel in 2002.

[7] GEOGRAPHIC REPORTING

Revenues by geographic classifications are as follows:

                                                                     [IN U.S. $ THOUSANDS]
                                                                      -------------------
                                             ISRAEL            ITALY         INDIA          OTHER           TOTAL
                                             ------            -----         -----          -----           -----

For the period ended June 30, 2002      $       4,406   $        253   $          18  $          --   $       4,677
For the period ended June 30, 2001      $         144   $      5,869   $       1,659  $         293   $       7,965




[8] INVESTMENT IN UNCONSOLIDATED SUBSIDIARY - AT COST

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS') No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 changes the accounting for business combinations initiated after June 30, 2001, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001 (AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED)

REVENUES

Revenues in 2002 of $1,578 decreased $3.12 million (or 66.4%) from $4,695 in 2001. The decrease is due to fewer new projects in 2002 as compared to 2001. Management's strategic decision is to continue to be a premier industry leader in Israel as well as to continue to gain market share in the European and Central Asian markets, especially Italy and India. During the three months ended June 30, 2002 and 2001, revenues to customers in Israel amounted to $1,399 and $124, respectively. Revenues to Italian, Indian, and other non-domestic customers amounted to $179 and $4,571 for the three months ended June 30, 2002 and 2001, respectively. In general, the Company is not dependent upon any single customer or group of customers. The nature of the Company's business is such that it works on several large contracts at any one time. Therefore, several customers may comprise a significant portion of CSTI's revenues during any fiscal period. Once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of that system.

COST OF REVENUES

The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                      THREE MONTHS ENDED
                                                          JUNE 30,
                                                  2 0 0 2           2 0 0 1
                                                  -------           -------

Cost of materials and inventory                 $        443    $      2,136
Salaries and related expenses                            634             475
Subcontractors                                            58             112
Cost of service abroad                                    17             342
Rent and taxes                                            20              26
Vehicles and transportation                              113              96
Equipment maintenance and insurance                       61              23
Depreciation                                              45              29
Miscellaneous                                             16               5
Changes in work in process                                --            (376)
                                                ------------    ------------

Cost of Revenues                                $      1,407    $      2,868
                                                ============    ============

Cost of revenues has decreased by $1.46 million (or 51%) to $1.41 million in 2002 from $2.87 million in 2001. The decrease is due to the decline in revenues. Materials and inventory costs decreased by $1.70 million to $0.44 million in 2002 from $2.14 million in 2001. The lower material costs also were partially offset by the higher use of project labor costs versus 2001. The purchase cost of materials did not significantly increase in 2002 over 2001. Materials and inventory costs as a percentage of revenues was 28% in 2002 as compared to 45% in 2001. The average number of employees during 2002 was 145 as compared to 83 for 2001. Other costs such as rent and taxes, transportation, equipment maintenance and insurance and depreciation decreased in relative proportion to the decrease in revenues.

GROSS PROFIT

Gross profit has decreased by $1.66 million to $0.17 million in 2002 from $1.83 million in 2001 due to the lower volume of revenues. Gross margins approximated 11% in 2002 versus 39% in 2001. The lower margins relate to the comparative non-absorption of the fixed production costs from the lower base revenue. During the three months ended June 30, 2002, a substantial portion of revenues were earned in Israel while revenues earned in the comparative three month period were earned substantially outside of Israel. Further, the projects worked on in the second quarter of 2002 were more labor intensive than the materials intensive projects of the second quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE

The following table sets forth details regarding selling, general and administrative expenses for the periods indicated:

                                                            THREE MONTHS ENDED
                                                                JUNE 30,
                                                          2 0 0 2        2 0 0 1
                                                          -------        -------

Salaries and related expenses                      $         307  $        149
Professional fees                                            175           225
Telephone and office maintenance                              72            47
Travel vehicles and transportation                            38            23
Depreciation                                                  22            10
Sales and marketing                                          138            64
                                                   -------------  ------------

                                                   $         752  $        518
                                                   =============  ============

Selling, general and administrative expenses ("SG&A") have increased $0.23 million to $0.75 million in 2002 from $0.52 million in 2001. The increase is primarily attributable to the addition of three executive management positions in 2002. Management's initiative to increase sales efforts resulted in increased related expenses.

INTEREST EXPENSE

Interest expense increased by $85 to $117 in 2002 from $32 in 2001. The increase is attributable to higher levels of outstanding debt in 2002 as compared to 2001.

OTHER INCOME (EXPENSE)

The increase in other income of $29 to $24 in 2002 as compared to $(5) in other expenses in 2001 is primarily the result of foreign currency translation adjustments. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

During the three months ended June 30, 2002, certain assets and liabilities were denominated in NIS while the payments to suppliers were linked to the U.S. dollar which caused a substantial translation adjustment due to the relative strength of the U.S. dollar to the New Israeli shekel in 2002 .

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001 (AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED)

REVENUES

Revenues in 2002 of $4,677 decreased $3.29 million (or 41.2%) from $7,965 in 2001. The decrease is due to fewer new projects in Second Quarter 2002 as compared to 2001. During the six months ended June 30, 2002 and 2001, revenues to customers in Israel amounted to $4,406 and $144, respectively. Revenues to Italian, Indian, and other non-domestic customers amounted to $271 and $7,821 for the six months ended June 30, 2002 and 2001, respectively.

COST OF REVENUES

The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                    2 0 0 2      2 0 0 1
                                                    -------      -------

Cost of materials and inventory                    $      571  $     3,338
Salaries and related expenses                           1,288          862
Subcontractors                                            100          177
Cost of service abroad                                     56          552
Rent and taxes                                             42           50
Vehicles and transportation                               187          171
Equipment maintenance and insurance                        70           50
Depreciation                                               89           54
Miscellaneous                                              27           37
Changes in work in process                                734           --
                                                   ----------  -----------

Cost of Revenues                                   $    3,164  $     5,291
                                                   ==========  ===========

GROSS PROFIT

Gross profit has decreased by $1.16 million to $1.51 million in 2002 from $2.67 million in 2001. The decrease in gross profit percentage to 32% in 2002 from 34% in 2001 is due to the lower margins attained on revenues in Israel due to the pricing environment. During the six months ended June 30, 2002, a substantial portion of revenues were earned in Israel while revenues earned in the comparative six month period were earned substantially outside of Israel. Further, the projects worked on in the first six months of 2002 were more labor intensive than the materials intensive projects of the first six months of 2001.

SELLING, GENERAL AND ADMINISTRATIVE

The following table sets forth details regarding selling, general and administrative expenses for the periods indicated:

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                    2 0 0 2        2 0 0 1
                                                    -------        -------

Salaries and related expenses                     $         550  $      304
Professional fees                                           269         276
Telephone and office maintenance                            123          92
Travel vehicles and transportation                           83          54
Depreciation                                                 43          19
Sales and marketing                                         199         193
                                                  -------------  ----------

                                                  $       1,267  $      938
                                                  =============  ==========

Selling, general and administrative expenses ("SG&A") have increased $0.33 million (or 35%) to $1.27 million in 2002 from $0.94 million in 2001. The increase is primarily attributable to the addition of three executive management positions as previously discussed.

INTEREST EXPENSE

Interest expense increased by $78 to $153 in 2002 from $75 in 2001. The increase is attributable to higher level of outstanding debt in 2002 as compared to 2001.

OTHER INCOME (EXPENSE)

The increase in other expense of $336 to $251 in 2002 as compared to an income of $85 in 2001 is primarily the result of foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had cash and cash equivalents of $167 as compared to $891 at June 30, 2001.

Net cash used in operating activities was $639 for the six months ended June 30, 2002 as compared to net cash provided by operating activities of $709 for the six months ended June 30, 2001. The increase in net cash used in operating activities is primarily attributable to increases in net accounts receivables offset by accounts payables. These net cash outflows were offset by the net change in operating results.

Net cash used in investing activities was $541 and $332 for the six months ended June 30, 2002 and 2001, respectively. The increase is primarily due to the direct purchase of real estate property ($200) and an equity investment in an unconsolidated subsidiary ($100).

Net cash provided by financing activities was $1,240 versus net cash used $(724) for the six months ended June 30, 2002 and 2001, respectively. The increase was primarily due to the increased use of the bank-line of credit facility and the proceeds received from the issuance of convertible notes.

The following summarizes certain financing outstanding as of June 30, 2002:

[a] Convertible Notes - During the six months ended June 30, 2002, the Company issued $948 in convertible notes. Principal amounts of the notes may be converted by the holder into shares of Company common stock, at a conversion price of $0.875 per shares, at any time from issuance until May 15, 2003. At May 15, 2003, the notes automatically convert into shares of Company common stock at a price equal to $0.875, subject to adjustment. The adjustment entitles the noteholders to receive consideration at least equal to the original principal amount of the note plus accrued interest at eight percent from the date of issuance. The consideration may be paid in cash or common stock at the sole discretion of the Company.

[b] Bank Guarantees - Certain customers require the Company to obtain bank guarantees of a portion of the contract undertaken. The Company has an agreement with the bank under which such guarantees are available. In the event the Company is unable to perform all aspects of the contracts, the bank will make contractual payments to customers and then seek reimbursement from the Company. As of June 30, 2002, the bank had extended approximately $297 in guarantees to four customers.

Assuming there is no significant change in the business, the Company believes that additional funding such as described above and cash flow from operations and will be sufficient to fund its needs for at least the remainder of year 2002.

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

The undersigned chief executive officer and chief financial officer of Clean Systems Technology Group, Ltd., certify that this quarterly report on Form 10-QSB for the period ended June 30, 2002, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Registrant at the dates and for the periods indicated. The foregoing certification is made pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350) and no purchaser or seller of securities of any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaims any obligation to update the foregoing certification except as required by law.




                                         CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.


Dated: August 19, 2002                   By:  /s/ JACOB LUSTGARTEN
                                            ------------------------------------
                                         Jacob Lustgarten
                                         Chief Executive Officer and
                                         Chairman of the Board



Dated: August 19, 2002                   By:  /S/ YONA LIEBOWITZ
                                            ------------------------------------
                                         Yona Leibowitz
                                         Chief Financial Officer