Form 10QSB
period 2002-09-30
CLEAN SYSTEMS TECHNOLOGY GROUP LTD
filed 2002-11-19
CIK 764587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002
                                               ------------------

                                       or
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE EXCHANGES ACT

         For the transition period from                       to
                                        ---------------------    ---------------


                        Commission file number 000-14646


                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
        (Exact name of Small Business Issuer as Specified in Its Charter)

NEW YORK                                                     06-1113228
--------                                                     ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

4 Ashlagan Street, P.O. Box 8624,
Kiryat Gat, Israel                                               82021
------------------                                               -----
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

The number of shares outstanding of the registrant's Common Stock, $0.01 Par Value, on November 13, 2002 was 42,766,087 shares.

Transitional Small Business Disclosure Format (check one):

Yes      X         No
    ------------      -----------

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.   Financial Statements..............................................4-12
Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................13-19
Item 3.   Controls and Procedures..........................................20

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................21
Item 6.   Exhibits and Reports on Form 8-K.................................21
          Signatures and Certifications....................................22-24
          Exhibits.........................................................25

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

             Consolidated Balance Sheet as of September 30, 2002 (Unaudited)..................4
             Consolidated Statements of Operations for the three and nine months ended September 30, 2002 (Unaudited) and 2001 (Unaudited)...................5
             Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2002 (Unaudited).................................6
             Consolidated Statements of Cash Flows for the nine months
                   ended September 30, 2002 (Unaudited) and 2001 (Unaudited)..................7-8
             Notes to Consolidated Financial Statements (Unaudited)...........................9-12




                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.


              CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2002.
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                                              $   49
   Accounts receivable - net                                               2,539
   Inventory                                                               2,274
   Costs incurred in excess of billings on
     contracts in progress                                                   568
   Refundable value added tax                                                 85
   Employee advances                                                          23
   Other current assets                                                      339
   Deferred taxes                                                             33
                                                                          ------

   TOTAL CURRENT ASSETS                                                    5,910

PROPERTY AND EQUIPMENT - NET                                               1,712

OTHER ASSETS                                                                 255
                                                                          ------

   TOTAL ASSETS                                                           $7,877
                                                                          ======

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Bank line of credit                                                    $2,269
   Accounts payable                                                        1,934
   Accrued compensation                                                      700
   Short-term loans                                                          131
   Accrued expenses                                                          292
   Other liabilities                                                          92
                                                                          ------

   TOTAL CURRENT LIABILITIES                                               5,418
                                                                          ------

CONVERTIBLE NOTES                                                          1,312
                                                                          ------

BANK LOANS                                                                    18
                                                                          ------

COMMITMENTS AND CONTINGENCIES                                               --
                                                                          ------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 110,000,000 shares authorized,
      42,766,087, issued and outstanding                                     428
   Additional paid-in capital                                                428
   Retained earnings                                                         273
                                                                          ------

   TOTAL SHAREHOLDERS' EQUITY                                              1,129
                                                                          ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $7,877
                                                                          ======


See Notes to Consolidated Financial Statements.




                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                     -------------                 -------------
                                              2 0 0 2          2 0 0 1        2 0 0 2         2 0 0 1
                                              -------          -------        -------         -------

REVENUES                                   $      1,512    $      2,158    $      6,189    $     10,123

COST OF REVENUE                                   1,196           1,100           4,360           6,391
                                           ------------    ------------    ------------    ------------

   GROSS PROFIT                                     316           1,058           1,829           3,732

OPERATING EXPENSES:
   Selling, general and administrative              475             739           1,742           1,677
                                           ------------    ------------    ------------    ------------

   [LOSS] INCOME FROM OPERATIONS                   (159)            319              87           2,055

INTEREST EXPENSE                                   (164)            (29)           (317)           (104)

OTHER (EXPENSE) INCOME                              (57)            186            (308)            271
                                           ------------    ------------    ------------    ------------

   [LOSS] INCOME BEFORE PROVISION FOR
      INCOME TAXES                                 (380)            476            (538)          2,222

PROVISION FOR INCOME TAX EXPENSE
   [BENEFIT]                                        (17)            (57)             (5)             97
                                           ------------    ------------    ------------    ------------

   NET [LOSS] INCOME                       $       (363)   $        533    $       (533)   $      2,125
                                           ============    ============    ============    ============

   NET [LOSS] INCOME PER SHARE - BASIC     $       (.01)   $        .01    $       (.01)   $        .05
                                           ============    ============    ============    ============

   NET [LOSS] INCOME PER SHARE - DILUTED   $       (.01)   $        .01    $       (.01)   $        .05
                                           ============    ============    ============    ============


   WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES - BASIC                  42,766,087      42,766,087      42,766,087      42,766,087
                                           ============    ============    ============    ============

   WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES - DILUTED                42,766,087      43,809,087      42,766,087      43,809,087
                                           ============    ============    ============    ============



See Notes to Consolidated Financial Statements.



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                   (IN THOUSANDS, EXCEPT NUMBER OF SHARE DATA)





                                                   COMMON STOCKADDITIONAL                       TOTAL
                                            NUMBER                              PAID-IN       RETAINED           SHAREHOLDERS'
                                           OF SHARES          AMOUNT            CAPITAL       EARNINGS              EQUITY

BALANCE DECEMBER 31, 2001                  42,766,087   $           428   $           428   $          806     $         1,662

Net [Loss]                                         --                --                --             (533)               (533)
                                       --------------   ---------------   ---------------   --------------     ---------------

   BALANCE SEPTEMBER 30, 2002              42,766,087   $           428   $           428   $          273     $         1,129
                                       ==============   ===============   ===============   ==============     ===============



See Notes to Consolidated Financial Statements.




                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             2 0 0 2     2 0 0 1
                                                             -------     -------
OPERATING ACTIVITIES:
   Net [loss] income                                         $  (533)   $ 2,125
   Adjustments to reconcile net [loss] income to net cash
      (used for) operating activities:
      Amortization and depreciation                              281        133
      Loss from the sale of property and equipment                50          1
      Change in accrued severance pay - net                       20         22

   Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable - net                             (1,055)      (458)
        Accounts receivable - related party                      129       --
        Inventory                                                 23       (835)
        Costs incurred in excess of billings on
          contracts in progress                                 (231)      (870)
        Refundable value added tax                               (13)        79
        Employee advances                                          7        (19)
        Other current assets                                    (309)       (58)
        Deferred taxes                                             1        (44)

      Increase (decrease) in:
        Accounts payable                                         293       (887)
        Accrued compensation                                     244         69
        Accrued expenses                                         (86)       269
        Other liabilities                                         98        205
                                                             -------    -------

   NET CASH - OPERATING ACTIVITIES                            (1,081)      (268)
                                                             -------    -------

INVESTING ACTIVITIES:
   Acquisition of property and equipment                        (573)      (746)
   Proceeds from sale of property and equipment                   --         16
   Other assets                                                   (6)      (192)
   Investment in unconsolidated subsidiaries                     108       --
                                                             -------    -------

   NET CASH - INVESTING ACTIVITIES                              (471)      (922)
                                                             -------    -------

FINANCING ACTIVITIES:
   Proceeds from convertible notes                             1,009       --
   Repayment of shareholder loans                               --          (78)
   Changes in short-term bank credit - net                       777        259
   Changes in short-term loans - net                            (175)      (127)
   Deferred loan costs                                          (117)      --
                                                             -------    -------

   NET CASH - FINANCING ACTIVITIES                             1,494         54
                                                             -------    -------

   NET [DECREASE] IN CASH AND CASH EQUIVALENTS - FORWARD     $   (58)   $(1,136)

See Notes to Combined Financial Statements.



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                            2 0 0 2             2 0 0 1
                                                                            -------             -------

   NET [DECREASE] IN CASH AND CASH EQUIVALENTS - FORWARDED          $              (58)   $          (1,136)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                                   107                1,238
                                                                    ------------------    -----------------

   CASH AND CASH EQUIVALENTS - END OF PERIODS                       $               49    $             102
                                                                    ==================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                                      $          184,000    $         104,000
      Income taxes                                                  $           12,000    $          83,000



See Notes to Consolidated Financial Statements.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
                     PER SHARE DATA OR AS OTHERWISE NOTED)


[1] BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Clean Systems Technology Group, Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include, all adjustments [consisting only of normal recurring items] considered necessary in order to make the interim financial statements not misleading. Results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

For accounting purposes, the Transaction has been treated as a recapitalization of CSTI Hi-Tec, Ltd., with CSTI Hi-Tec, Ltd. as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. The consolidated financial statements reflect the results of operations of CSTI Hi-Tec, Ltd. and its subsidiaries and ENTI as of and for the three and nine months ended September 30, 2002. The consolidated financial statements for the three and nine months ended September 30, 2001, reflect the results of operations and financial position of CSTI Hi-Tec, Ltd. and its subsidiaries. Pro forma information on the Transaction is not presented as, at the date of the Transaction, ENTI was considered a public shell and accordingly, the Transaction was not considered a business combination. On December 27, 2001, ENTI amended its certificate of incorporation to change its name from Entertainment International, Ltd. to Clean Systems Technology Group, Ltd. (the "Company" or "CSTI").

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 changes the accounting for business combinations initiated after September 30, 2001, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after September 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles" (SFAS No. 142") SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. As of September 30, 2002, the Company had no recorded goodwill or indefinite lived intangibles. Therefore, the Company believes that the adoption of SFAS No. 142 will not have a significant impact on its results of operations or financial position.

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

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS [CONTINUED] - On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of any income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4 and is no longer necessary because Statement 4 has been rescinded.

Statement 145 amended Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects.

This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

In June 2002 the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

The Company expects that the adoption of the new statements will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statements have been studied.

[3] INVENTORY

Inventory, which consists of raw materials, is valued at the lower of cost or market. Cost is determined by the weighted average method.

[4] NET INCOME [LOSS] PER SHARE

Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, utilizing the treasury stock method. For the three and nine months ended September 30, 2002 and 2001, the shares issued in the Transaction are treated as outstanding for all periods presented. For the three and nine months ended September 30, 2002 and 2001, dilutive potential common shares outstanding reflect shares issuable under convertible notes [See Note 5]. The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. Share and per share amounts reflect the effect of the one for twenty reverse stock split in October 2001.

[5] CONVERTIBLE NOTES

During the nine months ended September 30, 2002, the Company issued $1,009 in principal convertible notes. Principal amounts of the notes may be converted by the holders into shares of Company common stock, at a conversion price of $0.875 per share, at any time from issuance until May 15, 2003. At May 15, 2003, the notes automatically convert into shares of Company common stock at a price equal to $0.875, subject to adjustment. The adjustment entitles the noteholders to receive consideration at least equal to the original principal amount of the note plus accrued interest at eight percent from the date of issuance. The consideration may be paid in cash or common stock at the sole discretion of the Company.

At September 30, 2002, interest of $63 has been accrued on the outstanding principal convertible notes.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
                     PER SHARE DATA OR AS OTHERWISE NOTED)



[6] OTHER (EXPENSE) INCOME

Aggregate amounts in other (expense) income are primarily the result of foreign currency translation adjustments and capital losses on the sale of equipment. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

During the nine months ended September 30, 2002 certain assets and liabilities were denominated in NIS while the payments to suppliers were linked to the U.S. dollar which caused a substantial translation adjustment due to the relative strength of the U.S. dollar to the New Israeli shekel in 2002.

[7] GEOGRAPHIC REPORTING

Revenues by geographic classifications are as follows:

                                                                                [IN U.S. $ THOUSANDS]
                                                                                 -------------------
                                                        ISRAEL            ITALY         INDIA          OTHER           TOTAL
                                                        ------            -----         -----          -----           -----

For the period ended September 30, 2002            $       5,880   $        284   $          18  $           7   $       6,189
For the period ended September 30, 2001            $         201   $      7,765   $       1,990  $         167   $      10,123

[8] INVESTMENT IN UNCONSOLIDATED SUBSIDIARY - AT COST

The Company has a nineteen percent (19%) interest in Altan Systems Ltd., an entity whose processes and technology may enhance CSTI's product line. The investment is carried at cost.



                               . . . . . . . . . .

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by CSTI with the Securities and Exchange commission, the words or phrases "will likely result" and "the company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements." CSTI wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. CSTI has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of the Company's financial condition and results of operations are based on its consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. All significant accounting policies are disclosed in note 1 to the consolidated financial statements included in Form 10-KSB. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of the Company's critical accounting policies. Critical accounting policies and estimates are:

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS') No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 changes the accounting for business combinations initiated after September 30, 2001, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after September 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

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

On April 30, 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

Statement 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of any income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4 and is no longer necessary because Statement 4 has been rescinded.

Statement 145 amended Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects.

This Statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

In June 2002 the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

The Company expects that the adoption of the new statements will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statements have been studied.

The following table sets forth, as a percentage of total revenue, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001 (AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED)

REVENUES

Revenues in 2002 of $1,512 decreased $.65 million (or 29.9%) from $2,158 in 2001. Management's strategic decision is to continue to be a premier industry leader in Israel as well as to continue to gain market share in the European and Central Asian markets, especially Italy and India, respectively. During the three months ended September 30, 2002 and 2001, revenues to customers in Israel amounted to $1,474 and $57, respectively. Revenues to Italian, Indian, and other non-domestic customers amounted to $38 and $2,101 for the three months ended September 30, 2002 and 2001, respectively. In general, the Company is not dependent upon any single customer or group of customers. The nature of the Company's business is such that it works on several large contracts at any one time. Therefore, several customers may comprise a significant portion of CSTI's revenues during any fiscal period. Once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of that system.

COST OF REVENUES

The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                        THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  2 0 0 2          2 0 0 1
                                                  -------          -------

Cost of materials and inventory            $           436  $           55
Salaries and related expenses                          501             370
Subcontractors                                          67             279
Cost of service abroad                                  13              59
Rent and taxes                                          35              50
Vehicles and transportation                             51             138
Equipment maintenance and insurance                     48              48
Depreciation                                            45              34
Miscellaneous                                           --              67
                                           ---------------  --------------

Cost of Revenues                           $         1,196  $        1,100
                                           ===============  ==============

Cost of revenues has increased by $0.10 million (or 9%) to $1.20 million in 2002 from $1.10 million in 2001. Costs of revenues increased despite the overall decline in revenues due to management's strategy to absorb higher job costs associated with gaining market share. Materials, inventory and subcontractors costs increased by $0.17 million to $0.50 million in 2002. The average number of employees during 2002 was 130 as compared to 83 for 2001. Other costs such as rent and taxes, transportation, equipment maintenance and insurance and depreciation decreased in relative proportion to the decrease in revenues.

GROSS PROFIT

Gross profit has decreased by $0.74 million to $0.32 million in 2002 from $1.06 million in 2001 due to the lower volume of revenues. Gross margins approximated 21% in 2002 versus 49% in 2001. The lower margins relate to the competitive pricing environment and the Company's inability to absorb its fixed production costs at a lower revenue volume. During the three months ended September 30, 2002, a substantial portion of revenues were earned in Israel while revenues earned in the comparative three month period were earned substantially outside of Israel.

SELLING, GENERAL AND ADMINISTRATIVE

The following table sets forth details regarding selling, general and administrative expenses for the periods indicated:

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  2 0 0 2           2 0 0 1
                                                  -------           -------

Salaries and related expenses              $           169  $           165
Professional fees                                      111              104
Telephone and office maintenance                        27              181
Travel vehicles and transportation                      85               57
Depreciation                                            28               21
Sales and marketing                                     55              211
                                           ---------------  ---------------

                                           $           475  $           739
                                           ===============  ===============

Selling, general and administrative expenses ("SG&A") have decreased $0.26 million to $0.48 million in 2002 from $0.74 million in 2001. Due to the current economic environment, management has temporarily instituted certain cost containment initiatives in the sales and marketing departments.

INTEREST EXPENSE

Interest expense increased by $135 to $164 in 2002 from $29 in 2001. The increase is primarily attributable to the higher levels of outstanding debt in 2002, and higher interest rates in 2002, as compared to 2001.

OTHER INCOME (EXPENSE)

The increase in other income (expense) of $(243) to $(57) in 2002 as compared to $186 in other income in 2001 is primarily the result of foreign currency translation adjustments and capital losses on the sale of equipment. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

During the three months ended September 30, 2002, certain assets and liabilities were denominated in NIS while the payments to suppliers were linked to the U.S. dollar which caused a substantial translation adjustment due to the relative strength of the U.S. dollar to the New Israeli shekel in 2002 .

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001 (AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED)

REVENUES

Revenues in 2002 of $6,189 decreased $3.93 million (or 38.9%) from $10,123 in 2001. During the nine months ended September 30, 2002 and 2001, revenues to customers in Israel amounted to $5,880 and $201, respectively. Revenues to Italian, Indian, and other non-domestic customers amounted to $309 and $9,922 for the nine months ended September 30, 2002 and 2001, respectively.

COST OF REVENUES

The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 2 0 0 2          2 0 0 1
                                                 -------          -------

Cost of materials and inventory           $          1,007  $        2,564
Salaries and related expenses                        1,789           1,232
Subcontractors                                         167             456
Cost of service abroad                                  69             611
Rent and taxes                                          77             100
Vehicles and transportation                            238             309
Equipment maintenance and insurance                    118              68
Depreciation                                           134              88
Miscellaneous                                           27             134
Changes in work in process                             734             829
                                          ----------------  --------------

Cost of Revenues                          $          4,360  $        6,391
                                          ================  ==============

GROSS PROFIT

Gross profit has decreased by $1.90 million to $1.83 million in 2002 from $3.73 million in 2001. The decrease in gross profit percentage to 30% in 2002 from 37% in 2001 is due to the lower margins attained on revenues in Israel due to the pricing environment. During the nine months ended September 30, 2002, a substantial portion of revenues were earned in Israel while revenues earned in the comparative nine month period were earned substantially outside of Israel. Further, the projects worked on in the first nine months of 2002 were more labor intensive than the materials intensive projects of the first nine months of 2001.

SELLING, GENERAL AND ADMINISTRATIVE

The following table sets forth details regarding selling, general and administrative expenses for the periods indicated:

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  2 0 0 2           2 0 0 1
                                                  -------           -------

Salaries and related expenses              $            754  $           504
Professional fees                                       420              345
Telephone and office maintenance                        150              273
Travel vehicles and transportation                      168              111
Depreciation                                             71               40
Sales and marketing                                     179              404
                                           ----------------  ---------------

                                           $          1,742  $         1,677
                                           ================  ===============

Selling, general and administrative expenses ("SG&A") have increased $65 (or 4%) to $1.74 million in 2002 from $1.68 million in 2001. The increase is primarily attributable to the addition of three executive management positions in 2002 which were partially offset by cost reduction efforts in the sales and marketing departments.

INTEREST EXPENSE

Interest expense increased by $213 to $317 in 2002 from $104 in 2001. The increase is primarily attributable to higher level of outstanding debt in 2002 as compared to 2001.

OTHER INCOME (EXPENSE)

The increase in other expense of $(579) to $308 in 2002 as compared to income of $271 in 2001 is primarily the result of foreign currency translation adjustments and capital losses on the sale of equipment.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had cash and cash equivalents of $49 as compared to $102 at September 30, 2001.

Net cash used in operating activities was $1,081 for the nine months ended September 30, 2002 as compared to $268 for the nine months ended September 30, 2001. The increase in net cash used in operating activities is primarily attributable to increases in net accounts receivables offset by accounts payables and other liabilities. These net cash outflows were offset by the net change in operating results.

Net cash used in investing activities was $471 and $922 for the nine months ended September 30, 2002 and 2001, respectively. The decrease is primarily due to a decrease in property and equipment acquisitions net of an increase in equity investment in an unconsolidated subsidiary.

Net cash provided by financing activities was $1,494 versus $54 for the nine months ended September 30, 2002 and 2001, respectively. The increase was primarily due to the increased use of the bank-line of credit facility and the proceeds received from the issuance of convertible notes.

The following summarizes certain financing outstanding as of September 30, 2002:

[a] Convertible Notes - During the nine months ended September 30, 2002, the Company issued $1,009 in convertible notes. Principal amounts of the notes may be converted by the holder into shares of Company common stock, at a conversion price of $0.875 per shares, at any time from issuance until May 15, 2003. At May 15, 2003, the notes automatically convert into shares of Company common stock at a price equal to $0.875, subject to adjustment. The adjustment entitles the noteholders to receive consideration at least equal to the original principal amount of the note plus accrued interest at eight percent from the date of issuance. The consideration may be paid in cash or common stock at the sole discretion of the Company.

[b] Bank Guarantees - Certain customers require the Company to obtain bank guarantees of a portion of the contract undertaken. The Company has an agreement with the bank under which such guarantees are available. In the event the Company is unable to perform all aspects of the contracts, the bank will make contractual payments to customers and then seek reimbursement from the Company. As of September 30, 2002, the bank had extended approximately $278 in guarantees to four customers.

Assuming there is no significant change in the business, the Company believes that additional funding such as described above and cash flow from operations and will be sufficient to fund its needs for at least the remainder of year 2002.

ITEM 3. CONTROLS AND PROCEDURES


Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

The undersigned chief executive officer and chief financial officer of Clean Systems Technology Group, Ltd., certify that this quarterly report on Form 10-QSB for the period ended September 30, 2002, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Registrant at the dates and for the periods indicated. The foregoing certification is made pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350) and no purchaser or seller of securities of any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaims any obligation to update the foregoing certification except as required by law.





                                           CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.


Dated: November 19, 2002                   By:
                                              ----------------------------------
                                           Jacob Lustgarten
                                           Chief Executive Officer and
                                           Chairman of the Board



Dated: November 19, 2002                   By:
                                              ----------------------------------
                                           Yona Leibowitz
                                           Chief Financial Officer

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Jacob Lustgarten certify that:

1. I have reviewed this quarterly report on Form 10-Q of Clean Systems Technology Group, Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


-------------------------
Jacob Lustgarten
Chief Executive Officer and Chairman of the Board

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Yona Leibowitz certify that:

1. I have reviewed this quarterly report on Form 10-Q of Clean Systems Technology Group, Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


-------------------------
Yona Leibowitz
Chief Financial Officer