Form 10-K
period 2002-12-31
CLEAN SYSTEMS TECHNOLOGY GROUP LTD
filed 2003-04-30
CIK 764587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (MARK ONE)

                 [X] ANNUAL REPORT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

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

          THE ISSUER'S NET SALES FOR THE MOST RECENT FISCAL YEAR WERE
$6,245,000.

           THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES BASED UPON THE LAST SALE PRICE ON APRIL 11, 2003 WAS APPROXIMATELY $2,560,043.

           AS OF APRIL 11, 2003 THERE WERE 42,766,087 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, ISSUED AND OUTSTANDING.

TABLE OF CONTENTS



ITEM                                                                        PAGE


                                     PART I

1     Description of Business..................................................1
2     Description of Property..................................................5
3     Legal Proceedings........................................................5
4     Submission of Matters to a Vote of Security Holders......................5

                                     PART II

5     Market for Common Equity and Related Stockholder Matters.................6
6     Management's Discussion and Analysis or Plan of Operation ...............7
7     Financial Statements....................................................10
8     Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure...........................10

                                    PART III

9     Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16 of the Exchange Act   ..............11
10    Executive Compensation..................................................13
11    Security Ownership of Certain Beneficial Owners and Management
                And Related Stockholder Matters...............................13
12    Certain Relationships and Related Transactions..........................13


                                     PART IV

13    Exhibits And Reports on Form 8-K........................................13
14    Controls and Procedures.................................................14


SIGNATURES

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

The Company's consolidated sales for the fiscal years ended December 31, 2002 and 2001 were $6,245,000 and $10,601,000, respectively, and its consolidated net
(loss) income was $(1,981,000) and $2,167,000, respectively, during such periods.

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

THE COMPANY

CSTI designs, engineers, manufactures, installs and services ultra high purity systems for transportation of clean gases and liquids from the source, where the gases and liquids are stored, to the point of use for the following processing industries:

     - Micro-electronics (semi conductors);
     - Optical fibers;
     - Pharmaceuticals and Bio-technology; and
     - Metal Blades.

In addition, CSTI, through its wholly owned subsidiary, CSTI Italia Fiber SRL., invested during 2002 in establishing a new facility in Italy for the engineering and design of its own process tools, including MCVD, for the fiber optics Industry. These tools offer many advantages over current products on the market.

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

RESEARCH AND DEVELOPMENT

During the year 2002,CSTI, through its wholly owned subsidiary, CSTI Italia Fiber SRL., launched a Research and Development program and established a new facility in Italy for the engineering and design of its own process tools, including MCVD, for the fiber optics Industry. These tools offer many advantages over current products on the market. The total investment in 2002 in this program was $196,000 and it intends to invest an additional $500,000 during 2003 in this program. The main Research and Development activity during 2002 was directed to the fiber optic industry which CSTI believes is a potentially large market.

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

CUSTOMERS


In general, CSTI is not dependent upon any single customer or several customers. However, in 2002, 26% of CSTI's revenues came from Galil Engineering Ltd. for Tower Semiconductor Ltd., 26% of CSTI's revenue came from Meissner-Baran Ltd. for Tower Semiconductor Ltd., and 18% of CSTI's revenue came from Baran Industries (91) Ltd. for governmental facilities. The nature of the Company's business is that it works on several large contracts at any given time and therefore several customers may comprise a significant portion of the Company's revenues and net income during any fiscal year. Furthermore, once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of the system.

CSTI is a global enterprise with 95% of its fiscal year 2001 and 5% of its fiscal year 2002 sales outside of Israel. CSTI anticipates that a larger percentage of its revenues will be derived from outside of Israel during 2003.

CSTI's customers have included Intel, Tower Semiconductor Ltd., Pirelli, Sterlite, Teva Pharmaceutical Industries Ltd., Biopharmix (Taro), Applied Materials, Galil Engineering, Iscar, BOC, Baran Industries (91) Ltd. and Meissner-Baran Ltd.

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

EMPLOYEES AND LABOR RELATIONS


Due to the slowdown in the world economy and in the local economy CSTI underwent an efficiency increase program and consequently CSTI has significantly reduced its costs and has also reduced its labor force. CSTI has reduced its manpower to more efficiently conduct its operations and activities..

As of March 31, 2003, CSTI had approximately 69 employees worldwide, all of whom are full-time employees, approximately 80% of whom are engaged in manufacturing and installation. A detailed breakdown is as follows:

           Management and administrative                       7
           Finance                                             3
           Engineering                                         2
           Research and Development                            2
           Purchase and Logistic                               2
           Quality Safety Control                              5
           Contract and Installation                          48
           Total                                              69


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

ITEM 2.   PROPERTIES

CSTI currently leases 1,569 square meters of executive and manufacturing office space in the industrial zone of Kiryat Gat, Israel. The lease expires on December 31, 2003, but can be extended for a period of five years. The monthly lease payments are currently $7,500 per month. CSTI has invested in leasehold improvements, including the construction of a clean room in an area of 110 square meters. In addition, CSTI owns 3,466 square meters of land in Kiryat Gat, for which it currently has no specific plans and in January 2002, CSTI acquired an additional 1,005 square meters in the same area, which it subsequently sold in July 2002. On March 14, 2002, CSTI entered into a lease agreement for a building in Migdal-Haemek consisting of 1,512 square meters in 2001 located next to the Tower Semi Conductor FAB which will allow CSTI to expand its production in the future. This facility is expected to be ready for use within approximately four months and will be used to facilitate the Company's projects in Northern Israel and to engage in research and development activities. The monthly lease payments are approximately $3,700 per month. CSTI occupies premises at 7380 Sand Lake Road, Orlando, Florida, and 521 Fifth Avenue, New York, New York, which have been made available to CSTI at no cost by Trans Continental Leasing, an affiliate of Louis J. Pearlman, a director of the Company. (See "The Company").

CSTI believes that its current facilities are adequate for its current and expected future business.

ITEM 3.   LEGAL PROCEEDINGS

           The Company is not a party to any legal proceedings that would have a material impact on its business and operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of security holders required to be reported hereunder.

                                     PART II


ITEM 5.  MARKET FOR CSTI'S COMMON STOCK

The Company's Common Stock currently trades under the symbol "CSTM." Prior to the Company changing its name to Clean Systems Technology Group, Ltd., the Company's Common Stock traded under the symbol "ENTM" and prior to October 17, 2001 under the symbol "ENTI." (See "Business - Company History")

Since July 5, 1995 the Company's Common Stock has traded on the NASD's OTC Bulletin Board. The price ranges presented below represent the highest and lowest quoted bid prices during each quarter for 2001, 2002 and the second quarter of 2003 (through April 11, 2003) reported by the National Quotation Bureau Service, Inc. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions. All prices below reflect the 1-for-20 reverse stock spilt effected on October 17, 2001.

                                                            COMMON STOCK
           FISCAL 2001                               HIGH                LOW

           First                                     $3.80               $2.10
           Second                                    $2.60               $1.70
           Third                                     $2.40               $1.40
           Fourth                                    $3.00               $1.60

           FISCAL 2002
           First                                     $1.75               $1.01
           Second                                    $1.18               $0.63
           Third                                     $0.75               $0.63
           Fourth                                    $0.25               $0.12

           FISCAL 2003
           First                                     $0.22               $0.08
           Second(through April 11, 2003)            $0.23               $0.11


           On April 11, 2003, there were approximately 1,715 holders of record of CSTI's 42,766,087 outstanding shares of Common Stock.

           On April 11, 2003, the last sale price of the Common Stock as reported on the OTC Bulletin Board was $0.16.


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

RECENT SALES OF UNREGISTERED SECURITIES

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

In November and December 2001, the Company issued $240,000 in convertible notes. During 2002, the Company issued an additional $1,009,000 in convertible notes. The principal amount of the notes may be converted by the holder into shares of the Company's common stock, at a conversion price of $0.875 per share, at anytime from issuance until eighteen months have passed since issuance. After eighteen months, the notes automatically convert into shares of Company common stock at a price equal to $0.875, subject to adjustment. The adjustment entitles the noteholders to receive consideration at least equal to the original principal amount of the note plus accrued interest at eight percent (8%) from the date of issuance. The consideration may be paid in cash or common stock at the sole discretion of the Company. At December 31, 2002, the outstanding balance plus accrued interest on the notes aggregated $1,336,000. The notes were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. See "Notes to Consolidated Financial Statements - Footnote 7."

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

CSTI products are divided into three main categories:

o Systems for ultra high purity gases from source to point of use;
o Pre-manufactured product sub-systems; and
o System upgrades.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of the Company's financial condition and results of operations are based on its consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. All significant accounting policies are disclosed in note 2 to the consolidated financial statements included in this Form 10-KSB. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of the Company's critical accounting policies. Critical accounting policies and estimates are:

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

In June 2002 the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

The Company expects that the adoption of the new statements will not have a significant impact on its consolidated financial statements.

RESULTS OF OPERATIONS

On October 17, 2001, Entertainment International Ltd. ("ENTI"), through its wholly-owned subsidiary ENTI Acquisition I Corp., closed a transaction (the "Transaction") providing for the acquisition of CSTI Hi-Tec, Ltd. an Israeli corporation.

For accounting purposes, the Transaction has been treated as a recapitalization of CSTI Hi-Tec, Ltd., with CSTI Hi-Tec, Ltd. as the acquirer. The consolidated financial statements reflect the results of operations of CSTI Hi-Tec, Ltd. and its subsidiaries and ENTI from October 17, 2001 through December 31, 2002. The results of operations of the ENTI were minimal.

The following table sets forth, as a percentage of total revenue, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

                                                              DECEMBER 31,
                                                              ------------
                                                          2 0 0 2        2 0 0 1
                                                          -------        -------

Revenues                                                     100%          100%
Cost of Revenues                                              84%           62%
Gross Profit                                                  16%           38%
Selling General and Administrative                            35%           20%

(Loss) Income from Operations                                (19)%          18%
Interest Expense                                              (7)%          (1)%
Other Income (Expense)                                        (5)%           4%

(Loss) Income Before Taxes on Income                         (31)%          21%
Net (Loss) Income                                            (32)%          20%

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001 (AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED)

REVENUES

In year 2002, the Company total revenues amounted to $6.245 million or a decline of $4.356 million (or 41%) from $10.601 million in 2001. Management's strategic goal is to continue to be the premier industry leader in Israel and gain market share in the European and central Asian markets, especially Italy and India. During the year ended December 31, 2002 and 2001, revenues to customers in Israel amounted to $6,072 and $4,444, respectively. Revenues to Italy and other non Israeli customers amounted to $173 and $6,157, respectively for the years ended December 31, 2002 and 2001. Generally, the Company is not dependent upon any single customer or group of customers. The nature of the Company's business is such that the Company performs several large contracts at any one time. Therefore, several customers may comprise a significant portion of CSTI's revenues during any fiscal period. Once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of the system.

COST OF REVENUES

The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                             ------------------
                                                             2 0 0 2    2 0 0 1
                                                             -------    -------

Cost of Materials and Inventory                               $2,042      $2,920
Salaries, Subcontractors and Related Expenses                  2,276       2,168
Cost of Service Abroad                                            87         622
Rent and Taxes                                                   136         111
Vehicles and Transportation                                      284         332
Equipment Maintenance and Insurance                              151         117
Depreciation and Amortization                                    206         153
Miscellaneous                                                     36         124
                                                              ------      ------

   COST OF REVENUES                                           $5,218      $6,547
                                                              ======      ======

Cost of revenues has decreased by $1.329 million (or 20%) to $5.218 million in year 2002, from $6.547 million in year 2001. Costs of revenues was negatively impacted due to management's strategy to absorb higher job costs associated with increasing Israeli market share.

Materials and inventory costs decreased by $0.878 million from 2001 levels to $2.042 million in year 2002. Material and inventory costs as a percentage of revenues was 32.7% in year 2002 as compared to 27.5% in year 2001.

Salaries and subcontractor costs increased by $0.108 million in year 2002 to $2.276 million versus $2.168 million in 2001. Labor costs increased in 2002 despite the lower level of revenues as compared to the prior year. The average number of employees amounted to 114 and 83 in years 2002 and 2001, respectively. Subsequent to the first quarter of 2002, unfavorable business conditions resulted in a decline for the Company's products. The Company operates using a highly skilled labor force. As such, management delayed a decision to decrease its work force until the fourth quarter of 2002 to match appropriate revenue levels.

Costs of service abroad significantly decreased in year 2002 to $0.087 million from $0.622 million in year 2001 due to the lack of projects outside of Israel. A majority portion of revenues were earned in Israel in year 2002 while revenues in 2001 were generated substantially outside of Israel.

The average number of employees during year 2002 was 114 as compared to 83 for 2001. The Company increased hirings in early 2002 due to favorable business conditions. Subsequent to the first quarter, there was a decline in demand for the Company's systems, and the Company adjusted staffing to match.

Other variable costs have changed relative to the change in revenues.

GROSS PROFIT

Gross Profit has decreased by $3.027 million to $1.027 million in 2002 from $4.054 million in 2001. The lower gross profit levels are principally due to the following factors: (i) the competitive pricing environment; (ii) the absorption of highly skilled labor costs as previously discussed; and (iii) the Company's ability to absorb its fixed production costs at a lower revenue volume. During the year 2002, a substantial portion of revenues were earned in Israel while revenues earned in the Year 2001 were generated substantially outside of Israel.


SELLING, GENERAL AND ADMINISTRATIVE

The following table sets forth details regarding selling, general and administrative expenses for the periods indicated:


                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                          2 0 0 2       2 0 0 1
                                                          -------       -------

Salaries and Related Expenses                              $  782         $  694
Professional Fees                                             707            439
Telephone and Office Maintenance                              293            306
Travel, Vehicles and Transportation                            84            142
Depreciation and Amortization                                 110             68
Sales and Marketing                                           226            448
                                                           ------         ------

   TOTALS                                                  $2,202         $2,097
                                                           ======         ======

Selling, General and Administrative Expenses ("SG&A") increased $0.105 million (or 5%) to $2.202 million in 2002 from $2.097 million in 2001. The increase is primarily attributable to the addition of certain executive management positions and increased professional fees in 2002 which were partially offset by cost reduction efforts; particularly in the sales and marketing departments.

INTEREST EXPENSE

Interest expense increased by $301 to $442 in 2002 from $141 in 2001. The increase is primarily attributable to a higher level of outstanding debt in 2002 as compared to 2001.

OTHER INCOME (EXPENSE)

The increase in other expense of $(340) in 2002 as compared to income of $409 in 2001 is primarily the result of unfavorable foreign currency translation adjustments and losses of approximately $72 from the sale of property and equipment in year 2002.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had cash and cash equivalents of $23 as compared to $107 at December 31, 2001.

Net cash used in operating activities was $1,168 for the year ended December 31, 2002 as compared to $470 for the year ended December 31, 2001. The increase in net cash used in operating activities is primarily attributable to the significant decline in net operating results in 2002 versus 2001. These cash outflows were substantially offset by the decreases in inventory and costs in excess of billings and the increases in accounts payable and other liabilities.

Net cash used in investing activities was $653 and $891 for the years ended December 31, 2002 and 2001, respectively. The overall decrease was primarily due to the lower level of net purchases of property and equipment in 2002.

Net cash provided by financing activities was $1,737 and $230 for the years ended December 31, 2002 and 2001, respectively. The increase was primarily due to the increased use of short-term bank loans and the issuance of convertible notes to fund working capital purposes.

The following summarizes certain financing outstanding as of December 31, 2002:

(a) Bank Line of Credit - The Company has a $2,000 line of credit with the Industrial Development Bank of Israel (the "Bank"). Borrowings under the line of credit are collateralized by liens on company owned property and equipment and substantially all other assets. Sale or transfer of collateralized assets, outside the ordinary course of business, must be approved by the Bank. Interest on borrowings accrued at the Bank's prime rate plus 2-3% for advances made in U.S. dollars and prime plus 1.85% for advances in New Israeli Shekel ("NIS"). Substantially all advances are denominated in NIS. A total of approximately $2,000 was outstanding under the line as of December 31, 2002. Borrowings under the line of credit are personally guaranteed by the Chairman of the Board of Directors.

(b) Convertible Notes - In November and December 2001, the Company issued $240 in convertible notes. In year 2002, the Company issued additional convertible notes amounting to approximately $1.0 million. Principal amounts of the notes may be converted by the holder into shares of Company common stock, at a conversion price of $0.875 per share, at any time from issuance until eighteen months have passed since issuance. At that date, the notes automatically convert into shares of Company common stock at a price equal to $0.875, subject to adjustment. The adjustment entitles the noteholders to receive consideration at least equal to the original principal amount of the note plus accrued interest at eight percent from the date of issuance. The consideration may be paid in cash or common stock at the sole discretion of the Company.

(c) Bank Guarantees - Certain customers require the Company to obtain bank guarantees of a portion of the contract undertaken. The Company has an agreement with the Bank under which such guarantees are available. In the event the Company is unable to perform all aspects of the contracts, the Bank will make contractual payments to customers and then seek reimbursement from the Company. As of December 31, 2002, the Bank had extended approximately $378 in guarantees to four customers.

During 2003, the Company intends to pursue certain capital raising initiatives, however there can be no assurance that such capital raising efforts will be successful, or if capital is raised that it will be on favorable terms.

The Company currently has no material commitments for the next 12 months other than those under two operating lease arrangements. These arrangements consist primarily of lease arrangements for the Company's existing operations and our new research and development facility. The aggregate required payments for the next 12 months under these arrangements are approximately $134. Additionally, the Company intends to invest up to $500 in CSTI Italian Fiber SRL, and up to $250 in property and equipment. Notwithstanding the above, the most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, material costs, insurance costs and general overhead costs such as telephone and utilities.

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

          NONE.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The officers and directors of the Company and of its wholly-owned subsidiary CSTI Hi-Tec, and further information concerning them, are as follows:

OFFICERS AND DIRECTORS OF CSTI:

NAME                           AGE                  POSITION
Jacob Lustgarten               47           Chairman of the Board and Chief
                                              Executive Officer
Yona Liebowitz                 60           Chief Financial Officer
Meir Elazar                    42           Secretary and Director
Louis J. Pearlman              49           Director


OFFICERS OF CSTI HI-TEC:

NAME                           AGE                  POSITION
Yoav Sachar                    45           Chief Executive Officer
Yitzchak Ben-Avi               42           Executive Vice President
Sami Zandberg                  47           Executive VP of Business Development
Yossi Zandberg                 42           Executive VP of Operations


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

YOAV SHAHAR joined CSTI as a CEO in January 2003. He has 17 years experience in managing companies that deal with pipe systems. From 1986 to 2003, Mr. Shahar managed the Combe Group, a company that deals with designing and installing of electromechanical pipe systems in the food industry, the microelectronics and the pharmacy industries. During this period, Mr. Shahar spent two years in Berlin, where he specialized in installing of complicated pipe systems. Between the years 1982 and 1986, Mr. Shahar studied at the Wingate College, specialized in biomechanics and graduated with a B.E.D. in 1982, Mr. Shahar left the Israeli Marine as a Major.

YITZCHAK BEN-AVI was previously the Chief Executive Officer of CSTI Hi-Tec from 2001 through January 2003 and is currently Executive Vice President. From 1990 to 1994, Mr. Ben-Avi worked as a Development Manager for Bio-Dalia a company that develops environmental products. From 1994 to 2001, Mr. Ben-Avi worked for Netafim, an Israeli company, as a project manager in charge of planning, financing and budget control. Mr. Ben-Avi received a B.A. in Agriculture from the Hebrew University in Jerusalem in 1989.

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


Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc.'s Automated Quotation System. Specific due dates for these reports have been established. During the year ended December 31, 2002, the Company believes all reports required to be filed by Section 16(a) were filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the year ended December 31, 2002 (referred to as "2002" in this table), the year ended December 31, 2001 (referred to as "2001" in this table), and the year ended December 31, 2000 (referred to as "2000" in this table) paid to the Company's Chief Executive Officer and the other most highly compensated individuals.



                           SUMMARY COMPENSATION TABLE



NAME AND PRINCIPAL POSITION       YEAR       SALARY(US$)  ALL OTHER COMPENSATION

Jacob Lustgarten                  2002        160,000           -0-
 Chairman and CEO                 2001        235,000(1)        -0-
                                  2000        168,000           -0-

Yitzchak Ben-Avi                  2002         78,000           -0-
 Former CEO of CSTI Hi-Tec        2001         37,000           -0-

----------
(1) Includes the value of health insurance, car allowance and other social benefits as provided in Mr. Lustgarten's employment agreement.


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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth certain information as of March 31, 2003 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of CSTI, each officer and director of CSTI, officers of CSTI Hi-Tec and all officers and directors as a group. The table does not include securities exercisable into common stock that have not yet vested or are not exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each such person or entity is 4 Ashlagan St., P.O. Box 8624, Kiryat Gat 82021, Israel.



 NAME AND ADDRESS           NUMBER OF SHARES               PERCENTAGE OF
 OF BENEFICIAL OWNER        BENEFICIALLY OWNED (1)         COMMON STOCK



Jacob Lustgarten (2)            25,834,014                     61.6%
Louis J. Pearlman                  931,800                      2.3%
Outlets Ltd. (3)                 3,255,085                      7.0%
Yitchak Ben-Avi                    -0-                          0.0%
Yoav Sachar                        -0-                          0.0%
Yona Liebowitz                     -0-                          0.0%
Meir Elazar                        -0-                          0.0%
Sami Zandberg                      -0-                          0.0%

All officers and directors as a group
(7 persons)(2)(3)               26,765,814                     64.0%


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

      (3) The address for Outlets, Ltd. Is c/o Gainsford Bell, SKL House, 111 Arlozorov Street, Tel Aviv, 62098.




EQUITY COMPENSATION PLAN INFORMATION

     The Company does not have any options, warrants or rights outstanding pursuant to any equity compensation plans.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Lustgarten has personally guaranteed a $2,000,000 line of credit from the Industrial Developemnt Bank of Israel ("IDB"). During 2002 the IDB encountered financial difficulties and as a result will shut down all of its activities as a commercial bank during the next few years. CSTI reached a settlement agreement with IDB as follows:

     1. By December 31st 2002, the credit will be decreased (paid down) by NIS 1,000,000 to NIS 8,500,000 (eight million and five hundred thousand
          NIS).
     2. In the year 2003, the Company will pay an aggregate of NIS 2,150,000 in four equal quarterly installments, in addition to the interest due, at the and of each quarter.
     3. The balance of the credit will be paid within two years, starting at January 1st 2004, in quarterly installments, in addition to the interest due, at the end of each quarter.
     4.   The Company has the right to prepay any or all installments.
     5. The Bank will credit payments made in the form of receivables from the Galil Engineering contract and for any new contracts that will be assigned by the Company.

Mr Lustgarten has personally guaranteed the terms of the settlement agreement.

In 2003, Mr. Yoav Shachar, the CEO of CSTI granted CSTI a loan in the amount of $100,000 with a repayment date of December 2003 bearing interest equal to Bank Leumi's rates for US dollars.

Other than the above, during the year ended December 31, 2002 there were no substantial transactions between the Company and any of its directors, officers or 5% shareholders, such as loans, guarantees or payments for services.

All future transactions, including any loans between CSTI and any of its officers, directors, principal stockholders and their affiliates will be approved by a majority of CSTI's board of directors and will be on terms no less favorable to CSTI than could be obtained from unaffiliated third parties.

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

*Incorporated herein by reference to the Company's Form 8-K dated October 31, 2001.

     99.1 Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

     99.2 Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

  (B) REPORTS ON FORM 8-K.

There were no reports filed on Form 8-K during the fourth quarter ended December 31, 2002.



ITEM 14.   CONTROLS AND PROCEDURES

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

SIGNATURE                       TITLE                         DATE


/s/ Jacob Lustgarten       Chief Executive Officer and
Jacob Lustgarten           Chairman of the Board           April 30, 2003


                           Chief Financial Officer         April 30, 2003
/S/ YONA LEIBOWITZ
Yona Leibowitz

                           Secretary and Director          April 30, 2003
/S/ MEIR ELAZAR
Meir Elazar


                           Director                        April __, 2003
-------------------
Louis J. Pearlman

CERTIFICATION BY JACOB LUSTGARTEN PURSUANT TO SECURITIES EXCHANGE ACT
RULE 13A-14

I, Jacob Lustgarten, certify that:


1. I have reviewed this annual report on Form 10-KSB of Clean Systems Technology Group, Ltd.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003_


/S/ JACOB LUSTGARTEN
------------------------
CHIEF EXECUTIVE OFFICER AND DIRECTOR

                   CERTIFICATION BY YONA LEIBOWITZ PURSUANT TO
                       SECURITIES EXCHANGE ACT RULE 13A-14

I, Yona Leibowitz, certify that:


1. I have reviewed this annual report on Form 10-KSB of Clean Systems Technology Group, Ltd.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003


/S/ YONA LEIBOWITZ
CHIEF FINANCIAL OFFICER

                    CERTIFICATION BY MEIR ELAZAR PURSUANT TO
                       SECURITIES EXCHANGE ACT RULE 13A-14

I, Meir Elazar, certify that:


1. I have reviewed this annual report on Form 10-KSB of Clean Systems Technology Group, Ltd.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003


/S/ MEIR ELAZAR
SECRETARY AND DIRECTOR

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.


                                      INDEX





Report of Independent Auditor................................................F-1

Consolidated Balance Sheet as of December 31, 2002...........................F-2

Consolidated Statements of Operations for the years ended
December 31, 2002 and 2001...................................................F-3

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
December 31, 2002 and 2001...................................................F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2001...................................................F-5

Notes to Consolidated Financial Statements...................................F-7


                                 * * * * * * *

                          REPORT OF INDEPENDENT AUDITOR



To the Board of Directors and Shareholders
   Clean Systems Technology Group, Ltd.



We have audited the accompanying consolidated balance sheet of Clean Systems Technology Group, Ltd. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clean Systems Technology Group, Ltd. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.





                                                  MOORE STEPHENS, P. C.
                                                  Certified Public Accountants.

New York, New York
April 25, 2003


CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002.
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------



ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                            $    23
   Accounts Receivable - Net                                              1,727
   Inventory                                                              2,407
   Refundable Value Added Tax                                               124
   Employee Advances                                                         21
   Deferred Taxes                                                            37
   Other                                                                    102
                                                                        -------

   TOTAL CURRENT ASSETS                                                   4,441

PROPERTY AND EQUIPMENT - NET                                              1,775

OTHER ASSETS                                                                243
                                                                        -------

   TOTAL ASSETS                                                         $ 6,459
                                                                        =======

LIABILITIES AND SHAREHOLDERS' (DEFICIT):
CURRENT LIABILITIES:
   Bank Line of Credit                                                  $ 2,495
   Accounts Payable                                                       1,728
   Accrued Compensation                                                     736
   Accrued Expenses                                                         342
   Short-Term Loans                                                          93
   Other                                                                     48
                                                                        -------

   TOTAL CURRENT LIABILITIES                                              5,442
                                                                        -------

CONVERTIBLE NOTES                                                         1,336
                                                                        -------

COMMITMENTS AND CONTINGENCIES [10]                                         --
                                                                        -------

SHAREHOLDERS' (DEFICIT):
   Common Stock, $.01 Par Value, 110,000,000 Shares Authorized,
      42,766,087 Issued And Outstanding                                     428

   Additional Paid-in Capital                                               428

   Accumulated Deficit                                                   (1,175)
                                                                        -------

   TOTAL SHAREHOLDERS' (DEFICIT)                                           (319)
                                                                        -------

   TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                        $ 6,459
                                                                        =======



The Accompanying Notes Are An Integral Part of These
Consolidated Financial Statements.



CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                           2 0 0 2         2 0 0 1
                                                           -------         -------

REVENUES                                                $      6,245    $     10,601

COST OF REVENUE                                                5,218           6,547
                                                        ------------    ------------

   GROSS PROFIT                                                1,027           4,054

OPERATING EXPENSES:
   Selling, General and Administrative                         2,202           2,097
                                                        ------------    ------------

   (LOSS) INCOME FROM OPERATIONS                              (1,175)          1,957

INTEREST EXPENSE                                                (442)           (141)

OTHER (EXPENSE) INCOME                                          (340)            409
                                                        ------------    ------------

   (LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES            (1,957)          2,225

PROVISION FOR INCOME TAXES                                        24              58
                                                        ------------    ------------

   NET (LOSS) INCOME                                    $     (1,981)   $      2,167
                                                        ============    ============

   NET (LOSS) INCOME PER SHARE - BASIC                  $       (.05)   $        .05
                                                        ============    ============

   NET (LOSS) INCOME PER SHARE - DILUTED                $       (.05)   $        .05
                                                        ============    ============

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC       42,766,087      42,766,087
                                                        ============    ============

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED     42,766,087      43,040,373
                                                        ============    ============




The Accompanying Notes Are An Integral Part of These
Consolidated Financial Statements.



CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------



                                                                                                                   TOTAL
                                            COMMON STOCK            ADDITIONAL    PAID-IN ON      RETAINED      SHAREHOLDERS'
                                     NUMBER OF                       PAID-IN       UNISSUED       EARNINGS         EQUITY
                                      SHARES           AMOUNT        CAPITAL        SHARES       (DEFICIT)       (DEFICIT)
                                      ------           ------       -------         ------       ---------        -------

   BALANCE - DECEMBER 31, 2000      36,354,663    $       364   $       175            200    $    (1,361)   $      (622)

Acquired Equity of Shell in
   Stock Acquisition (1)             5,479,850             55           (55)          --             --             --
Issuance of Common Stock                    51           --             200           (200)          --             --
Issuance of Common
   Stock (11)                          931,574              9           153           --             --              162
Cost of Issuance of Share
   Capital in Local Jurisdiction          --             --             (45)          --             --              (45)
Net Income                                --             --            --             --            2,167          2,167
Recapitalization
   Adjustment (1)                          (51)          --            --             --             --             --
                                   -----------    -----------   -----------    -----------    -----------    -----------

   BALANCE - DECEMBER 31, 2001      42,766,087            428           428           --              806          1,662

Net Loss                                  --             --            --             --           (1,981)        (1,981)
                                   -----------    -----------   -----------    -----------    -----------    -----------

   BALANCE - DECEMBER 31, 2002     42,766,087    $       428   $       428           --      $    (1,175)   $      (319)
                                   ===========    ===========   ===========    ===========    ===========    ===========




The Accompanying Notes Are An Integral Part of These
Consolidated Financial Statements.



CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                             2 0 0 2     2 0 0 1
                                                             -------     -------

OPERATING ACTIVITIES:
   Net (Loss) Income                                         $(1,981)   $ 2,167
   Adjustments to Reconcile Net (Loss) Income to Net Cash
      (Used For) Operating Activities:
      Depreciation and Amortization                              316        221
      Loss from the Sale of Property and Equipment                72          9
      Other                                                       (1)       (21)

   Changes in Assets and Liabilities:
      (Increase) Decrease in:
        Accounts Receivable - Net                               (236)        38
        Accounts Receivable - Related Party                      129       (129)
        Inventory                                               (110)    (1,467)
        Costs Incurred in Excess of Billings                     337     (1,207)
        Refundable Value Added Tax                               (52)       150
        Employee Advances                                          9          3
        Other Current Assets                                     (79)        (3)
        Deferred Taxes                                            (3)       (34)

      Increase (Decrease) in:
        Accounts Payable                                          87       (429)
        Accrued Compensation                                     300        158
        Accrued Expenses                                          51        207
        Other Liabilities                                         (7)      (133)
                                                             -------    -------

   NET CASH - OPERATING ACTIVITIES - FORWARD                  (1,168)      (470)
                                                             -------    -------

INVESTING ACTIVITIES:
   Acquisition of Property and Equipment                        (739)      (870)
   Proceeds from Sale of Property and Equipment                  224         33
   Investment in Unconsolidated Subsidiary                      (128)      --
   Increase in Long-Term Deposits                                (10)       (54)
                                                             -------    -------

   NET CASH - INVESTING ACTIVITIES - FORWARD                    (653)      (891)
                                                             -------    -------

FINANCING ACTIVITIES:
   Proceeds from Short-Term Loans                                865        330
   Repayment of Short-Term Loans                                (556)      (168)
   Proceeds from Convertible Notes                             1,009        240
   Repayment of Shareholder Loans                               --          (78)
   Changes in Bank Line of Credit - Net                          463       (211)
   Issuance of Common Stock                                     --          162
   Cost of Issuance of Share Capital in Local Jurisdiction      --          (45)
   Deferred Loan Costs - Net                                     (44)      --
                                                             -------    -------

   NET CASH - FINANCING ACTIVITIES - FORWARD                 $ 1,737    $   230

The Accompanying Notes Are An Integral Part of These
Consolidated Financial Statements.



CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                                    YEARS ENDED
                                                                                                                   DECEMBER 31,
                                                             2 0 0 2    2 0 0 1
                                                             -------    -------

   NET CASH - OPERATING ACTIVITIES - FORWARDED              $(1,168)    $  (470)

   NET CASH - INVESTING ACTIVITIES - FORWARDED                 (653)       (891)

   NET CASH - FINANCING ACTIVITIES - FORWARDED                1,737         230
                                                            -------     -------

   NET (DECREASE) IN CASH AND CASH EQUIVALENTS                  (84)     (1,131)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                  107       1,238
                                                            -------     -------

   CASH AND CASH EQUIVALENTS - END OF YEARS                 $    23     $   107
                                                            =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                              $   363     $   135
      Income Taxes                                          $    56     $    58





The Accompanying Notes Are An Integral Part of These
Consolidated Financial Statements.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA OR
AS OTHERWISE NOTED)
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION

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

For accounting purposes, the Transaction has been treated as a recapitalization of CSTI Hi-Tec, Ltd., with CSTI Hi-Tec, Ltd. as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. The consolidated financial statements reflect the results of operations of CSTI Hi-Tec, Ltd. and its subsidiaries and ENTI from October 17, 2001 through December 31, 2002. The consolidated financial statements prior to October 17, 2001 reflect the results of operations and financial position of CSTI Hi-Tec, Ltd. and its subsidiaries. Pro forma information on the Transaction is not presented as, at the date of the Transaction, ENTI was considered a public shell and accordingly, the Transaction was not considered a business combination. On December 27, 2001, ENTI amended its certificate of incorporation to change its name from Entertainment International, Ltd. to Clean Systems Technology Group, Ltd. (the "Company" or "CSTI").

The Company designs, engineers, manufactures and installs ultra high purity systems for gases and liquids for companies in the processing industries. CSTI provides its products and services to customers in several countries around the world including Israel, Italy, India and the Scandinavian countries. CSTI Hi-Tec Ltd., the Company's main operating subsidiary, was formed under the laws of the state of Israel in 1995.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the operations of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements are presented in United States ("U.S.") dollars. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include the Company's estimate of allowance for doubtful accounts and its revenue recognition policy using the percentage-of-completion method of accounting for contracts.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The allowance for doubtful accounts is determined in respect of specific balances whose collection is doubtful.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE
DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Maintenance and repairs are charged to expense as incurred, whereas the costs of property and equipment additions and improvements are capitalized.

IMPAIRMENT - Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2002, management expects those assets related to its operations to be fully recoverable.

FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No.107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For all instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, it was estimated that the carrying amount approximated fair value due to the short-term maturities of these instruments. The fair value of debt also closely approximates its carrying value.

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company's policy is to grant options with an exercise price equal to the quoted market price of its stock on the grant date.

CONCENTRATION OF CREDIT RISKS - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company places its investments with high quality governmentally-owned financial institutions. Accounts receivables are derived from sales to customers located primarily in Italy, India and Israel. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. To date, the Company has not experienced any material losses related to its credit policy. Certain customers accounted for more than 10% of accounts receivable and revenue in 2002 and 2001 (See Note 12).

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE
DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

COMPREHENSIVE INCOME - The Company has adopted provisions of SFAS No. 130, "Reporting Comprehensive Income." The Company has no items of other comprehensive income or loss in any of the periods presented and, therefore, net income (loss) equals comprehensive income (loss) for all periods presented.

SEGMENT INFORMATION - The Company follows SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. During each of the two years ended December 31, 2002 and 2001, the Company's management considered its business activities to be focused on its products and related services to end user customers. Since management's primary form of internal reporting is aligned with the offering of products and services, the Company believes it operates in one segment. Information related to geographic segments is included in Note 12.

NET (LOSS) INCOME PER SHARE - Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, utilizing the treasury stock method. For the years ended December 31, 2002 and 2001, the shares issued in the Transaction are treated as outstanding for all periods presented. For the year ended December 31, 2001, dilutive potential common shares outstanding reflect shares issuable under convertible notes (See
Note 7). Share and per share amounts reflect the effect of the one for twenty reverse stock split in October 2001.

INCOME TAXES - The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred taxes arise primarily from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE
DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED) - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Taxes which would apply in the event of disposal of investments in subsidiaries have not been taken into account in computing deferred taxes, as it is the Company's policy to hold these investments, not to realize them and not to cause distributions of taxable dividends.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles" ("SFAS No. 142"). SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets with indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety. As of December 31, 2002, the Company had no recorded goodwill or indefinite lived intangibles. Therefore, the adoption of SFAS No. 142 did not have a material impact on the Company's financial statements.

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


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED) - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 effective January 1, 2002 with no material impact on its financial position or results of operations.

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

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's financial position, results of operations, or cash flow.

 (3) ACCOUNTS RECEIVABLE

The following table shows the component elements of accounts receivable:

                                                                    DECEMBER 31,
                                                                        2 0 0 2

Amounts Billed                                                          $ 1,006
Recoverable Costs and Accrued Profits on Units
   Delivered - Not Billed                                                   740
                                                                        -------

Totals                                                                    1,746
Less: Allowance for Doubtful Accounts                                       (19)
                                                                        -------

   TOTALS                                                               $ 1,727
                                                                        =======

Recoverable costs and accrued profits on units delivered not billed principally comprise amounts of revenue recognized on contracts for which invoices had not been billed at balance sheet date.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER
SHARE DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------

(4) INVESTMENT IN UNCONSOLIDATED SUBSIDIARY - AT COST

In 2002, the Company paid $128 for a nineteen percent [19%] interest in Altan Systems, Ltd., a private Israeli Company whose processes and technology may enhance the Company's product line. This investment is carried at cost as a component of Other Assets.

(5) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                  OFFICE
                                                       MACHINERY FURNITURE
                                             LEASEHOLD   AND        AND  INTANGIBLE
                           LAND IMPROVEMENTS EQUIPMENT EQUIPMENT VEHICLES  ASSETS  TOTAL
----------------------------------------------------------------------------------------

December 31, 2002 -
    At Cost               $  137   $  322   $2,001   $  247   $  235   $    6   $2,948
Accumulated
    Depreciation            --        112      835      126       98        2    1,173
                          ------   ------   ------   ------   ------   ------   ------

    BALANCE AS OF
      DECEMBER 31, 2002   $  137   $  210   $1,166   $  121   $  137   $    4   $1,775
                          ======   ======   ======   ======   ======   ======   ======


Depreciation expense amounted to $316 and $221 for the years ended December 31, 2002 and 2001, respectively.

(6) SHORT-TERM LOANS

The Company from time to time borrows funds using short-term loans for working capital needs. The loans are usually for a period of approximately six months and bears interest at the six-month LIBOR rate (1.31% at December 31, 2002 and 1.88% at December 31, 2001) plus 2.5%. These loans are unsecured. The Company's short-term loans outstanding amounted to $93 at December 31, 2002.

(7) CONVERTIBLE NOTES

In November and December 2001, the Company issued $240 in convertible notes. During year 2002, the Company issued additional convertible notes of $1,009. Principal amounts of the notes may be converted by the holder into shares of Company common stock, at a conversion price of $0.875 per share, at any time from issuance until eighteen months have passed since issuance. After eighteen months, the notes automatically convert into shares of Company common stock at a price equal to $0.875, subject to adjustment. The adjustment entitles the noteholders to receive consideration at least equal to the original principal amount of the note plus accrued interest at eight percent from the date of issuance. The consideration may be paid in cash or common stock at the sole discretion of the Company. At December 31, 2002, the outstanding balance plus accrued interest aggregated $1,336.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE
DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------


(8) BANK LINE OF CREDIT

The Company has a $2,000 line of credit with the Industrial Development Bank of Israel (the "Bank"). The Bank is a Company shareholder. Borrowings under the line of credit are collateralized by liens on company owned property and equipment and substantially all other assets. Sale or transfer of collateralized assets, outside the ordinary course of business, must be approved by the Bank. Interest on borrowings accrued at the Bank's prime rate plus 2%-3% for advances made in U.S. dollars and prime plus 1.85% for advances in New Israeli Shekel ("NIS"). Substantially all advances are denominated in NIS. At December 31, 2002, the Bank's prime rate was 10.4% and 5.3% at December 31. 2001. As of December 31, 2002 and 2001, the weighted average interest rate was approximately 10% for all borrowings with the bank. A total of approximately $2,000 was outstanding under the line as of December 31, 2002. Interest expense on borrowings under the line amounted to approximately $200 and $141 for the years ended December 31, 2002 and 2001, respectively. Borrowings under the line of credit are personally guaranteed by the Chairman of the Board of Directors.

In year 2002, the Company was granted a second credit line by another bank up to a limit of $338. The line of credit accrues interest on borrowings at prime plus 1.5% per annum (prime - 10.4% at December 31, 2002). Collateral for the credit line is the assignment of billings due from a specific customer. At December 31, 2002, the outstanding balance under the credit line amounted to $172.

Beginning in year 2002, the Company utilized a credit facility to borrow funds at an interest rate of 15% per annum. These loans are repayable usually within a three month time frame. The Company has pledged certain customer account payments as collateral under these borrowings. At December 31, 2002, the Company's outstanding balance amount to $366.

(9) RETIREMENT AND SEVERANCE FUNDS

The Company makes regular payments into recognized severance and retirement funds as follows:

(A) RETIREMENT - Employers and employees contribute 5% of employee compensation to recognized funds for retirement benefits. These amounts may be paid to the employee upon retirement as a lump sum or annuity. The amounts so funded are not reflected on the balance sheet since they are controlled by the fund trustees and are not under the control and management of the Company.

(B) SEVERANCE - The liability for severance pay benefits, as determined by Israeli law, is based upon length of service and the employee's most recent monthly salary. The Company contributes to recognized funds based upon this liability amount at any one time. At December 31, 2002, the excess of the liability as determined at that date, and the amount of company contributions is recognized as a liability of the Company. The Company has chosen to deposit monies into the central savings account for severance pay to cover a portion of the liability. Such amount has been netted against the liability recognized. The amounts which have been contributed to the fund are not recognized on the balance sheet, similar to the retirement amounts.

                                                        DECEMBER 31,
                                                          2 0 0 2

Accrued Severance Pay                                   $        71
                                                        ===========

Once the contributions have been made to the severance and retirement funds, the liability to make retirement and severance payments rests with the funds, not the Company.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------



(10) COMMITMENTS AND CONTINGENCIES

The Company leases its Israel-based facilities under an operating lease that expires in December 2003. The future commitments under the lease amount to $90 in 2003. The lease does not include an option to renew, but the Company anticipates extending the lease if favorable terms can be obtained.

In year 2002, the Company leased an additional Israel based facility in the north of Israel under a five year operating lease starting April 2002. The yearly lease amount is $44.

The Company is subject to lawsuits arising in the ordinary course of business. Management, after review and consultation with counsel, believes it has meritorious defenses and considers that any potential outcome from these matters would not materially affect the Company's consolidated financial position or consolidated statement of operations.

Certain customers require the Company to obtain bank guarantees of a portion of the contract undertaken. The Company has an agreement with the Bank under which such guarantees are available. In the event the Company is unable to perform all aspects of the contracts, the Bank will make contractual payments to customers and then seek reimbursement from the Company. As of December 31, 2002, the Bank had extended approximately $378 in guarantees to five customers.

The Company's subsidiary, CSTI Hi-Tec, has entered into an employment agreement with Jacob Lustgarten. The employment agreement is for a period of ten years beginning January 1, 2000. Mr. Lustgarten shall be entitled to an annual salary of $196, increased yearly based on the consumer price index published by the Central Statistics Bureau. Mr. Lustgarten is also entitled to a bonus of 5% of the pre-tax profits of CSTI Hi-Tec. There was no bonus accrual in year 2002 due to the Company operating losses. In year 2001, Mr. Lustgarten waived the receipt of his bonus accrual.

(11) CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of common stock, $.01 par value per share.

The Company issued 931,574 shares of its common stock to the Bank on December 31, 2001. The shares were issued upon the exercise of an option granted the Bank by CSTI Hi-Tec on March 8, 1999.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE
DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------

(12) GEOGRAPHIC REPORTING

Revenues by geographic classifications are as follows:

                                                (IN U.S.  $ THOUSANDS)
                                                 ---------------------

                                        ISRAEL    ITALY     INDIA     OTHER      TOTAL

For the year ended December 31, 2002   $ 5,925   $   295   $    18   $     7   $ 6,245
                                       =======   =======   =======   =======   =======

For the year ended December 31, 2001   $   461   $ 7,969   $ 2,004   $   167   $10,601
                                       =======   =======   =======   =======   =======


Major customers (in dollars and as percentage of total revenues):

                                                 YEARS ENDED
                                                 DECEMBER 31,
                                        2 0 0 2                 2 0 0 1
                                        -------                 -------

Customer A                       $  437            7%       $7,527           71%
Customer B                        1,624           26%          106            1%
Customer C                         --           --           1,908           18%
Customer D                        1,624           26%         --           --
Customer E                        1,124           18%         --           --
Customer F                          874           14%         --           --
Other                               562            9%        1,060           10%

In general, the Company is not dependent upon any single customer or several customers. However, in 2001, approximately 90% of revenues came from two customers. The nature of the Company's business is that it works on several large contracts at any one time and therefore several customers may comprise a significant portion of the Company's revenues and net income during any fiscal year. Once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of the system.

(13) COST OF REVENUES

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                         2 0 0 2       2 0 0 1
                                                         -------       -------

Materials:
   Inventory -  Beginning of the Years                     $ 2,197      $   830
   Materials - Purchased                                     2,252        4,387
   Inventory - End of The Years                             (2,407)      (2,297)
                                                           -------      -------

                                                             2,042        2,920
                                                           -------      -------

Salaries, Subcontractors and Related Expenses                2,276        2,168
Cost of Service Abroad                                          87          622
Rent and Taxes                                                 136          111
Vehicles and Transportation                                    284          332
Equipment Maintenance and Insurance                            151          117
Depreciation and Amortization                                  206          153
Miscellaneous                                                   36          124
                                                           -------      -------

                                                             3,176        3,627
                                                           -------      -------

   TOTALS                                                  $ 5,218      $ 6,547
                                                           =======      =======

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE
DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------


(14) SELLING, GENERAL AND ADMINISTRATIVE

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                         2 0 0 2        2 0 0 1
                                                         -------        -------

Salaries and Related Expenses                              $  782         $  694
Professional Fees                                             707            439
Telephone and Office Maintenance                              193            306
Travel, Vehicles and Transportation                           184            142
Depreciation and Amortization                                 110             68
Sales and Marketing                                           226            448
                                                           ------         ------

   TOTALS                                                  $2,202         $2,097
                                                           ======         ======


 (15) TAXES

The provision (benefit) for income taxes consists of the following:

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                         2 0 0 2        2 0 0 1
                                                         -------        -------

Current Taxes                                            $  8              $ 92
Deferred Taxes                                             16               (34)
                                                         ----              ----

   TOTALS                                                $ 24              $ 58
                                                         ====              ====

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows:

                                                                           2 0 0 2          2 0 0 1
                                                                           -------          -------
(Loss) Income Before Taxes on Income as Reported in the Consolidated
   Statements of Operations                                              $      (1,957)  $     2,225
                                                                         =============   ===========

Statutory Tax [Benefit] Expense on the Above Amount                      $        (705)  $       812
Increase in Taxes Resulting from Different Tax Rates
   Applicable to Foreign Subsidiaries                                               75            46
Increase in Taxes Resulting from Permanent Differences - Net                        26            23
Tax Benefit Arising from Reduced Tax Rate as an "Approved Enterprise"               --          (338)
Decrease in Taxes Resulting from Utilization, in the Reported Year, of
   Carryforward Tax Losses                                                          --          (429)
Other                                                                               --           (56)


Subtotals                                                                         (604)           58
Valuation Allowance                                                                628            --
                                                                         -------------   -----------
   TOTALS                                                                $          24   $        58
   ------                                                                =============   ===========


At December 31, 2002, CSTI Hi-Tec, Ltd. had unused net operating losses related to operations in Israel of approximately $11,000 for which there is no expiration date.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE
DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------


(15) TAXES (CONTINUED)

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                                                 DECEMBER 31,
                                                                 ------------
                                                              2 0 0 2   2 0 0 1
                                                              -------   -------
Deferred Tax Assets:
   Net Operating Losses                                        $ 628      $--
   Vacation Pay Accrual                                           83         94
   Other                                                          10         10
                                                               -----      -----
                                                                 721        104
Deferred Tax Liabilities:
   Tax Depreciation in Excess of Book                            (56)       (70)
                                                               -----      -----

Net Deferred Tax Assets Before Valuation Allowance               665         34
Valuation Allowance                                             (628)      --
                                                               -----      -----

   NET DEFERRED TAX ASSET                                      $  37      $  34
                                                               =====      =====

At December 31, 2002, the Company had available U.S. net operating loss carry-forwards of approximately $416 for federal income tax purposes. The net operating loss carry-forwards expire at various dates through 2022.

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

On August 1, 2001, CSTI Hi-Tec was granted a status of "Approved Enterprise" in accordance with the Law for the Encouragement of Capital Investments 1959. Under that law, by virtue of an "Approved Enterprise" status, CSTI Hi-Tec will be granted various tax benefits as follows:

(1) Tax exemption on part of the income from its approved enterprise for a period of 10 years. CSTI Hi-Tec has elected the "alternative benefits" (involving waiver of investment grants). In the event of distribution of cash dividends out of income, that was tax exempt as above, CSTI Hi-Tec would have to pay corporate tax at the rate 25% of the amount distributed. In general, Israeli companies are currently subject to a corporate tax at the rate of 36% of taxable income.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE
DATA OR AS OTHERWISE NOTED)

--------------------------------------------------------------------------------

(15) TAXES (CONTINUED)

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

(16) OTHER (EXPENSE) INCOME

Aggregate amounts in other (expense) income are primarily the results of foreign currency translation adjustments and capital losses on the sale of property and equipment. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial unfavorable currency portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

In year 2002, certain assets and liabilities were denominated in NIS while the payment to suppliers were linked to the U.S. dollar which caused a substantial unfavorable currency translation adjustment due to the relative weakness of the U.S. dollar to the New Israeli shekel.

(17) TRANSACTIONS WITH RELATED PARTIES

Related party transactions are as follows:

(I) Employee Advances - Employee advances are made on a short-term basis and are repaid through salary.

(II) Bank - The Industrial Development Bank of Israel is a Company shareholder (See Note 8).

(III) U.S. Offices - Certain office space in Florida and New York has been made available by an affiliate of a Company director at no cost.

(18) SUBSEQUENT EVENT

In 2003, Mr. Yoav Shachar, an executive officer of the Company, loaned the Company $100,000. Principal and interest are due in December 2003.