Form 10QSB
period 2003-03-31
CLEAN SYSTEMS TECHNOLOGY GROUP LTD
filed 2003-06-02
CIK 764587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003
                                                 --------------

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

The number of shares outstanding of the registrant's Common Stock, $0.01 Par Value, on May 30, 2003 was 42,766,540 shares.

Transitional Small Business Disclosure Format (check one):
Yes                No    X
    ------------      -----------

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.      Financial Statements...........................................4-11
Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operation........................11-16
Item 3.      Controls and Procedures.......................................16

                   PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.............................................17
Item 6.      Exhibits and Reports on Form 8-K..............................17
             Signature Page................................................18

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          Consolidated Balance Sheet as of March 31, 2003 (Unaudited)........4
          Consolidated Statements of Operations for the three months ended March 31, 2003 (Unaudited) and 2002 (Unaudited).........5
          Consolidated Statement of Shareholders' Deficit for the three months ended March 31, 2003 (Unaudited).......................6
          Consolidated Statements of Cash Flows for the three months ended March 31, 2003 (Unaudited) and 2002 (Unaudited)........7-8
          Notes to the Consolidated Financial Statements (Unaudited)........9-11




                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2003.
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                                            $    15
   Accounts receivable - net                                              2,529
   Inventory                                                              2,442
   Refundable value added tax                                               108
   Employee advances                                                         18
   Deferred taxes                                                            39
   Other                                                                    148
                                                                        -------

   TOTAL CURRENT ASSETS                                                   5,299

PROPERTY AND EQUIPMENT - NET                                              1,634

OTHER ASSETS                                                                219
                                                                        -------

  TOTAL ASSETS                                                          $ 7,152
                                                                        =======

LIABILITIES AND SHAREHOLDERS' DEFICIT:
CURRENT LIABILITIES:
   Short-term bank borrowings                                           $   562
   Bank line of credit                                                      520
   Accounts payable                                                       2,091
   Accrued compensation                                                     632
   Accrued expenses                                                         348
   Short-term loans                                                         372
   Short-term loan - related party                                          103
   Other liabilities                                                         68
                                                                        -------

   TOTAL CURRENT LIABILITIES                                              4,696
                                                                        -------

CONVERTIBLE NOTES                                                         1,361
                                                                        -------

LONG-TERM BANK DEBT                                                       1,366
                                                                        -------

COMMITMENTS AND CONTINGENCIES                                              --
                                                                        -------

SHAREHOLDERS' DEFICIT:
   Common stock, $.01 par value, 110,000,000 shares authorized,
      42,766,087, issued and outstanding                                    428
   Additional paid-in capital                                               428
   Accumulated deficit                                                   (1,127)
                                                                        -------

   TOTAL SHAREHOLDERS' DEFICIT                                             (271)
                                                                        -------

   TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                          $ 7,152
                                                                        =======


See Notes to the Consolidated Financial Statements.




                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         2 0 0 3           2 0 0 2
                                                         -------           -------

REVENUES                                                $      1,352    $      3,099

COST OF REVENUE                                                  779           1,757
                                                        ------------    ------------

   GROSS PROFIT                                                  573           1,342

OPERATING EXPENSES:
   Selling, general and administrative                           327             515
                                                        ------------    ------------

   INCOME FROM OPERATIONS                                        246             827

INTEREST EXPENSE                                                 170              36

OTHER (EXPENSE)                                                  (21)           (275)
                                                        ------------    ------------

   INCOME BEFORE PROVISION FOR INCOME TAXES                       55             516

PROVISION FOR INCOME TAXES                                         7              10
                                                        ------------    ------------

   NET INCOME                                           $         48    $        506
                                                        ============    ============

   NET INCOME PER SHARE - BASIC                         $       --      $        .01
                                                        ============    ============

   NET INCOME PER SHARE - DILUTED                       $       --      $        .01
                                                        ============    ============

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC       42,766,087      42,766,087
                                                        ============    ============

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED     44,321,516      43,809,087
                                                        ============    ============



See Notes to the Consolidated Financial Statements.


                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)
                   (IN THOUSANDS, EXCEPT NUMBER OF SHARE DATA)




                                  COMMON STOCK       ADDITIONAL                     TOTAL
                              NUMBER                   PAID-IN      ACCUMULATED   SHAREHOLDERS'
                             OF SHARES      AMOUNT     CAPITAL        DEFICIT       DEFICIT

BALANCE DECEMBER 31, 2002   42,766,087   $      428   $      428   $   (1,175)   $     (319)

Net Income                        --           --           --             48            48
                            ----------   ----------   ----------   ----------    ----------

   BALANCE MARCH 31, 2003   42,766,087   $      428   $      428   $   (1,127)   $     (271)
                            ==========   ==========   ==========   ==========    ==========



See Notes to the Consolidated Financial Statements.



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        2 0 0 3     2 0 0 2
                                                                        -------     -------
OPERATING ACTIVITIES:
   Net income                                                           $    48    $   506
   Adjustments to reconcile net income to net cash
      (used for) operating activities:
      Amortization and depreciation                                          85         65
      Gain from the sale of property and equipment                           10       --
      Change in accrued severance pay - net                                  (9)         6
      Other                                                                  27          7

   Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable - net                                          (802)      (306)
        Accounts receivable - related party                                --          103
        Inventory                                                           (35)        33
        Costs incurred in excess of billings on contracts in progress      --         (992)
        Refundable value added tax                                           16        (10)
        Employee advances                                                     3          7
        Deferred taxes                                                       (2)        (2)
        Other current assets                                                (46)       (55)

      Increase (decrease) in:
        Accounts payable                                                    363       (106)
        Accrued compensation                                                (95)       (29)
        Accrued expenses                                                     31        (76)
        Other liabilities                                                    20         36
                                                                        -------    -------

   NET CASH - OPERATING ACTIVITIES                                         (386)      (813)
                                                                        -------    -------

INVESTING ACTIVITIES:
   Acquisition of property and equipment                                   --         (331)
   Proceeds from sale of property and equipment                              44       --
   Investment in unconsolidated subsidiary                                 --          (94)
   Other assets                                                              (3)        (2)
                                                                        -------    -------

   NET CASH - INVESTING ACTIVITIES                                           41       (427)
                                                                        -------    -------

FINANCING ACTIVITIES:
   Proceeds from short-term loans                                           382       --
   Proceeds from convertible notes                                         --          673
   Changes in bank line of credit - net                                       3        623
   Repayment of short-term loans - net                                     --          (68)
   Repayment of short-term bank borrowings                                  (48)      --
   Deferred loan costs                                                     --          (72)
                                                                        -------    -------

   NET CASH - FINANCING ACTIVITIES                                          337      1,156
                                                                        -------    -------

   NET [DECREASE] IN CASH AND CASH EQUIVALENTS - FORWARD                $    (8)   $   (84)

See Notes to the Combined Financial Statements.



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                2 0 0 3   2 0 0 2
                                                                -------   -------

   NET [DECREASE] IN CASH AND CASH EQUIVALENTS - FORWARD        $  (8)    $ (84)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                   23       107
                                                                -----     -----

   CASH AND CASH EQUIVALENTS - END OF PERIODS                   $  15     $  23
                                                                =====     =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                                  $ 106     $  33
      Income taxes                                              $--       $--




See Notes to the Consolidated Financial Statements.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
                     PER SHARE DATA OR AS OTHERWISE NOTED)


[1] BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Clean Systems Technology Group, Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] considered necessary in order to make the interim financial statements not misleading have been included. Results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of options included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

For accounting purposes, the Transaction has been treated as a recapitalization of CSTI Hi-Tec, Ltd., with CSTI Hi-Tec, Ltd. as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. The consolidated financial statements reflect the results of operations of CSTI Hi-Tec, Ltd. and its subsidiaries and ENTI as of and for the three months ended March 31, 2003 and 2002. Pro forma information on the Transaction is not presented as, at the date of the Transaction, ENTI was considered a public shell and accordingly, the Transaction was not considered a business combination. On December 27, 2001, ENTI amended its certificate of incorporation to change its name from Entertainment International, Ltd. to Clean Systems Technology Group, Ltd. (the "Company" or "CSTI").

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include the Company's estimate of allowance for doubtful accounts and its revenue recognition policy using the percentage of completion method of accounting for contracts.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company expects that the adoption of SFAS 149 will not have a significant impact on its financial statements.

In May 2003 SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued. The Statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

Most of the guidance in Statement SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is not possible to quantify the impact on its financial statements until the newly issued statement has been studied.


[3] INVENTORY

Inventory, which consists of raw materials, is valued at the lower of cost or market. Cost is determined by the weighted average method.

[4] NET INCOME PER SHARE

Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, utilizing the treasury stock method. For the three months ended March 31, 2003 and 2002, the shares issued in the Transaction are treated as outstanding for all periods presented. For the three months ended March 31, 2003 and 2002, dilutive potential common shares outstanding reflect shares issuable under convertible notes [See Note 5]. Share and per share amounts reflect the effect of the one for twenty reverse stock split in October 2001.

[5] CONVERTIBLE NOTES

Principal amounts of the notes may be converted by the holder after eighteen months into shares of Company common stock, at a conversion price of $0.875 per share, at any time from issuance until eighteen months have passed since issuance. The notes automatically convert into shares of Company common stock at a price equal to $0.875, subject to adjustment. The adjustment entitles the noteholders to receive consideration at least equal to the original principal amount of the note plus accrued interest at eight percent per annum from the date of issuance. The consideration may be paid in cash or common stock at the sole discretion of the Company. At March 31, 2003, the outstanding balance plus accrued interest aggregated $1,361.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
                     PER SHARE DATA OR AS OTHERWISE NOTED)



[6] OTHER (EXPENSE)

Aggregate amounts in other (expense) are primarily the result of foreign currency translation adjustments. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

During the three months ended March 31, 2003, certain assets and liabilities were denominated in NIS while the payments to suppliers were linked to the U.S. dollar.

[7] GEOGRAPHIC REPORTING

Revenues by geographic classifications are as follows:

                                               [IN U.S. $ THOUSANDS]
                                                -------------------
                                      ISRAEL    ITALY   INDIA     FRANCE   TOTAL

For the period ended March 31, 2003   $1,110   $   15   $ --     $  227   $1,352
For the period ended March 31, 2002   $3,007   $   74   $   18   $ --     $3,099





                               . . . . . . . . . .

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by Clean Systems with the Securities and Exchange commission, the words or phrases "will likely result" and "the company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements." Clean Systems wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Clean Systems has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of the Company's financial condition and results of operations are based on its consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. All significant accounting policies are disclosed in note 2 to the consolidated financial statements included in Form 10-KSB. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of the Company's critical accounting policies. Critical accounting policies and estimates are:

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

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company expects that the adoption of SFAS 149 will not have a significant impact on its financial statements.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenue, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                 2 0 0 3      2 0 0 2
                                                 -------      -------

Revenues                                           100 %       100 %
--------                                           -----       -----

Cost of Revenues                                    58 %        57 %

Gross Profit                                        42 %        43 %
Selling General and Administrative                  24 %        16 %

Income from Operations                              18 %        27 %

Interest Expense                                    12 %         1 %
Other (Expense)                                     (2)%        (9)%

Income Before Taxes on Income                        4 %        17 %
Income Taxes                                      --   %      --   %
Net Income                                           4 %        17 %

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 2002
(AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED)

REVENUES

Revenues in 2003 of $1,352 decreased $1,747 (or 57%) from $3,099 in 2002.
Management's strategic decision is to continue to be a premier industry leader in Israel as well as to continue to gain market share in the European and Central Asian markets. During the three months ended March 31, 2003 and 2002, revenues to customers in Israel amounted to $1,110 and $3,007, respectively. Revenues to non-domestic customers amounted to $242 and $92 for the three months ended March31, 2003 and 2002, respectively. In general, the Company is not dependent upon any single customer or group of customers. The nature of the Company's business is such that it works on several large contracts at any one time. Therefore, several customers may comprise a significant portion of CSTI's revenues during any fiscal period. Once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of that system.

COST OF REVENUES

The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              2 0 0 3    2 0 0 2
                                                              -------    -------

Cost of materials and inventory                                  $243       $862
Salaries, Subcontractors and related expenses                     279        696
Cost of service abroad                                             55         39
Rent and taxes                                                     49         22
Vehicles and transportation                                        53         74
Equipment maintenance and insurance                                42          9
Depreciation and Amortization                                      52         44
Miscellaneous                                                       6         11
                                                                 ----       ----

Cost of Revenues                                                $ 779    $ 1,757
                                                                =====    =======

Cost of revenues has decreased by $0.98 million (or 55.7%) to $0.78 million in 2003 from $1.76 million in 2002. The decrease is in line with the overall decline in Company revenues. The purchase cost of materials did not significantly increase in 2003 over 2002. Materials, inventory costs and labor as a percentage of revenues was 39% in 2003 as compared to 50% in 2002. The average number of employees during 2003 was 65 as compared to 145 for 2002. Other costs such as rent and taxes, transportation, equipment maintenance and insurance and depreciation have changed in relative proportion to the decrease in revenues.

GROSS PROFIT

Gross profit has decreased by $769 (or 57%) to $573 in 2003 from $1,342 in 2002. Gross profit margins remained consistent at 42% in 2003 versus 43% in 2002.

SELLING, GENERAL AND ADMINISTRATIVE

The following table sets forth details regarding selling, general and administrative expenses for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             2 0 0 3     2 0 0 2
                                                             -------     -------

Salaries and related expenses                                  $ 78         $243
Professional fees                                               105           94
Telephone and office maintenance                                 53           51
Travel vehicles and transportation                               10           46
Depreciation                                                     33           21
Sales and marketing                                              48           60
                                                               ----         ----

                                                               $327         $515
                                                               ====         ====

Selling, General and Administrative Expenses ("SG&A") have decreased $0.19 million (or 36.5%) to $0.33 million in 2003 from $0.51 million in 2002. The decrease is primarily attributable to the termination of three senior employees at end of 2002.

INTEREST EXPENSE

Interest expense increased by $134 to $170 in 2003 from $36 in 2002. The increase is primarily attributable to a higher level of outstanding debt in 2003 as compared to 2002.

OTHER INCOME (EXPENSE)

The decrease in other expense of $(254) to $(21) in 2003 as compared to an expense of $(275) in 2002 is primarily the result of foreign currency translation adjustments. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

During the three months ended March 31, 2003 and 2002, certain assets and liabilities were denominated in NIS while the payments to suppliers was linked to the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had cash and cash equivalents of $15 as compared to $23 at March 31, 2002.

Net cash used in operating activities was $386 for the three months ended March 31, 2003 as compared to $813 for the three months ended March 31, 2002. The use of net cash for operating activities is primarily attributable to increases in net accounts receivables and costs incurred in excess of billings. These cash outflows were partially offset by the increase in net income.

Net cash used in investing activities was $41 and $(427) for the three months ended March 31, 2003 and 2002, respectively. In 2002, the Company purchased real estate property ($200) and an equity investment in an unconsolidated subsidiary ($100) versus 2003 in which there were no such cash outlays.

Net cash provided by financing activities was $337 and $1,156 for the three months ended March 31, 2003 and 2002, respectively. The decrease was primarily due to a lower level of new borrowings to support the Company's working capital position in 2003 versus 2002.

The following summarizes certain financing outstanding as of March 31, 2003:

[a] Bank Guarantees - Certain customers require the Company to obtain bank guarantees of a portion of the contract undertaken. The Company has an agreement with the bank under which such guarantees are available. In the event the Company is unable to perform all aspects of the contracts, the bank will make contractual payments to customers and then seek reimbursement from the Company. As of March 31, 2003, the bank had extended approximately $333 in guarantees to five customers.

Subsequent to March 31, 2003, the Company issued an aggregate of $200 convertible notes with terms substantially the same as described in Note 5 of the unaudited consolidated interim financial statements.

Assuming there is no significant change in the business, the Company believes that additional funding such as described above and cash flow from operations and will be sufficient to fund its needs for at least the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

99.1 - Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002 99.2 - Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

                 There were no reports filed on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.


Dated: June 2, 2003             By: /S/ JACOB LUSTGARTEN
                                   -----------------------------------------
                                    Jacob Lustgarten
                                    Chief Executive Officer and
                                    Chairman of the Board

Dated: June 2, 2003             By: /S/ YONA LIEBOWITZ
                                   -----------------------------------------
                                    Yona Liebowitz
                                    Chief Financial Officer

                                 CERTIFICATIONS


CERTIFICATION BY JACOB LUSTGARTEN PURSUANT TO SECURITIES EXCHANGE ACT
RULE 13A-14

I, Jacob Lustgarten, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Clean Systems Technology Group, Ltd.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


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


Date: June 2,, 2003


/S/ JACOB LUSTGARTEN
--------------------
CHIEF EXECUTIVE OFFICER AND CHAIRMAN

                   CERTIFICATION BY YONA LEIBOWITZ PURSUANT TO
                       SECURITIES EXCHANGE ACT RULE 13A-14

I, Yona Liebowitz, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Clean Systems Technology Group, Ltd.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


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


Date: June 2, 2003


/S/ YONA LIEBOWITZ
------------------
CHIEF FINANCIAL OFFICER

                    CERTIFICATION BY MEIR ELAZAR PURSUANT TO
                       SECURITIES EXCHANGE ACT RULE 13A-14

I, Meir Elazar, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Clean Systems Technology Group, Ltd.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


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


Date: June 2, 2003


/S/ MEIR ELAZAR
---------------
SECRETARY AND DIRECTOR