Form 10KSB
period 2003-12-31
CLEAN SYSTEMS TECHNOLOGY GROUP LTD
filed 2004-06-07
CIK 764587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2003.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to______________

                          Commission File No. 000-14646

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
             (Exact name of registrant as specified in its charter)


                 NEW YORK                                06-1113228
--------------------------------------- ---------------------------------------
     (State or other jurisdiction
        of Incorporation)                  (I.R.S. Employer Identification No.)
--------------------------------------- ---------------------------------------

           4 ASHLAGAN STREET, P.O. BOX 8624, KIRYAT GAT, ISRAEL, 82021
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 011 972 8 660 2108
                                                    ------------------


Securities registered pursuant to Section 12(b) of the Act:

----------------------------------------------------------- ------------------
       TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------          ------------------------------------------
          Not Applicable                               None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes No X

         The issuer's net sales for the most recent fiscal year were approximately $3,180,000.

         The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on June 3, 2004 was approximately $16,132,442.

         As of June 2, 2004 there were 82,663,123 shares of common stock, par value $0.01 per share, outstanding.


         Documents incorporated by reference: None.

         Transitional small business issuer disclosure format: Yes      No  X
                                                                   ---     ---

                                TABLE OF CONTENTS
                                -----------------


                                                                                                              PAGE
                                                                                                              ----


PART I............................................................................................................1

         Item 1.  Business........................................................................................1-8

         Item 2.  Properties.......................................................................................8

         Item 3.  Legal Proceedings................................................................................8

         Item 4.  Submission of Matters to a Vote of Security Holders..............................................8

PART II............................................................................................................9

         Item 5.  Market for Registrant's  Common Stock and Related Stockholder Matters............................9

         Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations............10-15

         Item 7.  Financial Statements....................................................................F-1 to F-18

         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............16

         Item 8A. Controls and Procedures..........................................................................16

PART III...........................................................................................................16


         Item 9.  Directors and Executive Officers of the Registrant...............................................17-18

         Item 10. Executive Compensation...........................................................................19-20

         Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...........................................................................20

         Item 12. Certain Relationships and Related Transactions...................................................21

         Item 13. Exhibits and Reports on Form 8-K.................................................................22

         Item 14. Principal Accountant Fees and Services...........................................................22



                                     PART I

ITEM 1.  BUSINESS

GENERAL

Clean Systems Technology Group, Ltd., a New York corporation (the "Company" or "CSTI"), through its operating subsidiary CSTI-Hi-Tec, Ltd. ("CSTI Hi-Tec"), designs, engineers, manufactures and installs Ultra High Purity systems for transportation of gases and liquids for companies in the processing industries. CSTI provides its products and services to customers in several countries around the world including Israel, Italy, Germany, India, Taiwan and South East Asia and the Scandinavian countries. CSTI believes that its expertise and hands-on experience in the field of ultra high purity gas and chemical systems for the process industries makes it a leader in this field (See "Business - Competition"). CSTI Hi-Tec, the Company's operating subsidiary, was formed under the laws of the state of Israel in 1995.

In addition, CSTI, through its wholly owned subsidiary, CSTI Italia Fiber SRL., established a new facility in Milan Italy for the engineering and design of its own process tools, including MCVD (Modified Chemical Vapor Deposition - a process used to manufacture optical fiber), for the fiber optics industry. These tools offer many advantages over current products on the market, such as patent pending in PMD routine, increased final quality in Softening of signal (0.17 dB/Km), special rotating chuck and patent pending burner high efficiency.


The Company's principal executive offices are located at 4 Ashlagan St., P.O. Box 8624, Kiryat Gat 82021, Israel, phone number 011 972 8 660 2108 and its website is www.cstigroup.com.

The Company's consolidated sales for the fiscal years ended December 31, 2003 and 2002 were $3,180,000 and $6,245,000, respectively, and its consolidated net income (loss) was ($ 3,787,000) and $ (1,981,000), respectively, for such periods.

INDUSTRY OVERVIEW

Gas manufacturing and delivery systems, such as those produced by the Company, find wide use and application in the optical fibers, metal fabrication, chemicals, pharmaceuticals, semiconductor materials and other industries. Utilizing the gas and chemical delivery and distribution systems that CSTI designs and constructs, its customers create value through improved product quality, increased productivity and the attainment of efficiency objectives. CSTI's management has extensive expertise in the microelectronics industry, in particular, and has built a strong reputation for providing quality products and installations relating to research and development, production processing, utilities maintenance, gas production and delivery, vacuum systems and cryogenic systems. CSTI believes that it continues to be a major technological innovator in the industrial gases industry and, working with its customers, has increased the use of its industrial gas systems to support the manufacture and processing of products.

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

CSTI products are divided into three main categories:

         o Systems for ultra high purity gases from source to point of use;
         o Pre-manufactured products sub-systems; and
         o Systems upgrades.

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

         (I) GAS SYSTEMS AT THE SOURCE:

This system deals with gas pressure and adapting the pressure at the source to the pressure required for the process. This system is also designed to recognize the level of gas in the source and change over to a substitute source once the initial source is depleted, and simultaneously complying with all safety and quality control procedures.

         (II) DISTRIBUTION SYSTEM:

A system fed from one gas line and supplying up to eight systems from it. This system is called the Valve Manifold Box (VMB) and is where the main distribution of the gases and chemicals occur and are distributed to different points of use.

         (III) POINT OF USE PANEL:

This is a system located near the process equipment, which enables the operator to control the flow/non-flow of the gas into the system and control the pressure as well.

         (IV) PROCESS TOOL GAS-BOX:

The final gas system controls the flow of the gas into the production equipment and regulates the flow and pressure during the process.

CSTI designs and manufactures each of the above systems, which treat the gases. In certain instances CSTI supplies all four stages to the same client and in other cases, depending on the client's needs and requirements, CSTI supplies only part of the system. In most instances, CSTI supplies custom made systems adapted to the requirements of the client/process, but in all cases the system is custom tailored to fit the client's design, method, process philosophy and safety accessories specifications.

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

These design parameters are implemented in all of CSTI's products. In addition, CSTI's component selection, quality assurance and quality control systems, any highly trained and experienced personnel performing the production under strict working quality procedures allow CSTI to deliver products and systems that the Company believes are superior to those of its competitors. See "Competition."

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

RESEARCH AND DEVELOPMENT

During 2003,CSTI, through its wholly owned subsidiary, CSTI Italia Fiber SRL., launched a Research and Development program and established a new facility in Italy for the engineering and design of its own process tools, including MCVD, for the fiber optics Industry. These tools offer many advantages over current products on the market. The total investment in 2003 in this program was $500,000. The main Research and Development activity during 2003 was directed to the fiber optic industry, which CSTI believes is a potentially large market. During the fiscal years ended December 31, 2002 and 2001, CSTI did not expend any funds on research and development activities. Amounts dedicated to research and development have historically been included in the cost of revenue as part of the manufacturing process.

PATENTS AND TRADEMARKS

The Company does not own any patents or trademarks, and relies on its proprietary information, technological know-how and experience to conduct its business.

In January 2002, CSTI filed an application in Israel to register the logo of CSTI as a trademark. The application was accepted in May 2004 and the trade marks are registered in Israel.

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

The primary reason that these gas supply companies deal with the manufacture and installation of gas and chemical systems is because their clients demand that the gas companies be responsible for the systems and in some cases to operate them on a daily basis. In certain instances potential clients require their gas suppliers to be responsible for the quality of the gas at the point of use which requires the supply companies to be involved in the installation of gas systems. The gas supply company may have a contract for installation and in such instance, in effect, becomes a direct competitor of CSTI. The result is that the gas systems are not the core business nor the highest priority of the gas companies. As such, this provides CSTI with an opportunity to compete in this market because CSTI, unlike the gas supply companies, has significant experience, know how and expertise with respect to understanding the characteristics of the gases and chemicals; constructing the system to fit the gas and chemical character; familiarity with the process itself; and knowing the process demands and the daily routine of operation.

CSTI designs its products in-house and without relying on any outside source. In management's opinion, CSTI's unique design, and its ability to customize a client's delivery system and provide a total solution are among its main advantages over its competitors.

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

CUSTOMERS
In general, CSTI is not dependent upon any single customer or several customers. However, in 2003, 37% of CSTI's revenues came from Galil Engineering Ltd. for Tower Semiconductor Ltd., 7% of CSTI's revenue came from Meissner-Baran Ltd. for Tower Semiconductor Ltd., and 29% of CSTI's revenue came from Baran Industries
(91) Ltd. for governmental facilities. The nature of the Company's business is that it works on several large contracts at any given time and therefore several customers may comprise a significant portion of the Company's revenues and net income during any fiscal year. Furthermore, once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of the system.

CSTI is a global enterprise with 95% of its fiscal year 2001, 5% of its fiscal year 2002 and 10% of its fiscal year 2003 sales outside of Israel. CSTI anticipates that a larger percentage of its revenues will be derived from outside of Israel during 2004. CSTI's customers have included Intel, Tower Semiconductor Ltd., Pirelli, Sterlite, Teva Pharmaceutical Industries Ltd., Biopharmix (Taro), Applied Materials, Galil Engineering, Iscar, BOC, Baran Industries (91) Ltd. and Meissner-Baran Ltd. CSTI's international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments.

CSTI conducts its business through its Israeli and Italian subsidiaries, and through joint ventures in Scandinavia, Germany and India. CSTI continues to provide its products and services to customers located in several countries around the world. In 1997, CSTI established a wholly-owned subsidiary, Clean Systems Technology Italia S.r.l, located in Milan, Italy, and later, a wholly-owned subsidiary, CST Fibers S.r.l, located in Milan, Italy to provide CSTI's products and services to the Italian market similar to those provided in the Israeli market. CSTI is also considering establishing a subsidiary in Far East Asia for concentration on the Asian and Indian markets. See "Company."

SEASONALITY
As a design, manufacturing and installation company serving a diverse customer base in different countries around the world, CSTI's business is not subject to seasonal fluctuations to any significant extent.

SUPPLIERS
CSTI is not dependent upon any one supplier for the raw materials it purchases to manufacture its products.

EMPLOYEES AND LABOR RELATIONS
Due to the slowdown in the world economy and in the local economy CSTI underwent an efficiency increase program and consequently CSTI has significantly reduced its costs and has also reduced its labor force. CSTI has reduced its manpower to more efficiently conduct its operations and activities.

As of May 10, 2004, CSTI had approximately 72 employees worldwide, all of whom are full-time employees, approximately 78% of whom are engaged in manufacturing and installation. A detailed breakdown is as follows:

         Management and administrative 5

         Finance                                        2

         Engineering                                    2

         Research and Development                       1

         Purchase and Logistic                          2

         Quality Safety Control                         4

         Contract and Installation                     56

         Total                                         72


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

The entitlement to the above benefits are conditional upon CSTI fulfilling the conditions stipulated by the law, regulations published thereunder and the instruments of approval for the specific investments in the approved enterprise. In the event of failure to comply with these conditions, the benefits may be canceled and CSTI may be required to refund the amount of the benefits, in whole or in part, with the addition of interest.

On March 17, 2004, CSTI received an approval as regarding the performance of an approved enterprise.

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

Israel and the European Union concluded a Free Trade Agreement in July 1975 which confers some advantages with respect to Israeli exports to many European countries and obligates Israel to lower its tariffs with respect to imports from these countries over a number of years. In 1985, Israel and the United States entered into an agreement to establish a Free Trade Area. The Free Trade Area has eliminated all tariff and some non-tariff barriers on most trade between the two countries. On January 1, 1993, an agreement between Israel and the European Free Trade Association, known as the "EFTA," established a free-trade agreement with the European Union, which includes redefinement of rules of origin and other improvements, such as allowing Israel to become a member of the Research and Technology programs of the European Union. In recent years, Israeli has established commercial and trade relations with a number of other nations, including Russia, China, India, Turkey and other nations in Eastern Europe and Asia.

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

CSTI's shares of common stock are currently listed on the pink sheets under the symbol "CSTM".

ITEM 2.   PROPERTIES

CSTI currently leases 1,569 square meters of executive and manufacturing office space in the industrial zone of Kiryat Gat, Israel. The lease expired on December 31, 2003, and was extended for an additional period of three years. The monthly lease payments did not change and continue to be $7,500 per month, with five months grace, upon owner's discretion over the first two years. In addition, CSTI owns 3,466 square meters of land in Kiryat Gat, for which it currently has no specific plans for. On March 14, 2002, CSTI entered into a lease agreement for building in Migdal-Haemek consisting of 1,512 square meters in 2001 located next to the Tower Semi Conductor FAB. Due to efficiency measures taken by the Company, the lease was terminated. (See "The Company").

CSTI believes that its current facilities are adequate for its current and expected future business.

ITEM 3.   LEGAL PROCEEDINGS
There are no material legal proceedings pending or threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.  MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock currently trades under the symbol "CSTM." Prior to the Company changing its name to Clean Systems Technology Group, Ltd., the Company's Common Stock traded under the symbol "ENTM" and prior to October 17, 2001 under the symbol "ENTI." (See "Business - Company History"). Since July 5, 1995 the Company's Common Stock has traded on the NASD's OTC Bulletin Board. The price ranges presented below represent the highest and lowest quoted bid prices during each quarter for 2002, 2003 and the second quarter of 2004 (through June 3, 2004) reported by the National Quotation Bureau Service, Inc. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions. All prices below reflect the 1-for-20 reverse stock spilt effected on October 17, 2001.

---------------------------------- ------------------------------------
                                                COMMON STOCK
---------------------------------- ----------------- ------------------
                                         HIGH               LOW
---------------------------------- ----------------- ------------------
FISCAL 2002
---------------------------------- ----------------- ------------------
First quarter                           $1.75              $1.01
---------------------------------- ----------------- ------------------
Second quarter                          $1.18              $0.63
---------------------------------- ----------------- ------------------
Third quarter                           $0.75              $0.63
---------------------------------- ----------------- ------------------
Fourth quarter                          $0.25              $0.12
---------------------------------- ----------------- ------------------

---------------------------------- ----------------- ------------------
FISCAL 2003
---------------------------------- ----------------- ------------------
First quarter                           $0.22              $0.08
---------------------------------- ----------------- ------------------
Second quarter                          $0.30              $0.11
---------------------------------- ----------------- ------------------
Third quarter                           $0.15              $0.10
---------------------------------- ----------------- ------------------
Fourth quarter                          $0.40              $0.12
---------------------------------- ----------------- ------------------

---------------------------------- ----------------- ------------------
FISCAL 2004
---------------------------------- ----------------- ------------------
First quarter                           $0.45              $0.28
---------------------------------- ----------------- ------------------
Second quarter to date                  $0.45              $0.29
---------------------------------- ----------------- ------------------


On June 3, 2004, there were approximately 1,682 registered shareholders of CSTI's 82,663,123 outstanding shares of Common Stock.

On June 3, 2004, the last sale price of the Common Stock as reported on the pink sheets was $0.29.

DIVIDEND POLICY
CSTI has never paid or declared dividends on its common stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon CSTI's earnings, its capital requirements, financial condition and other relevant factors. CSTI intends, for the foreseeable future, to retain future earnings for use in CSTI's business.

RECENT SALES OF UNREGISTERED SECURITIES

During 2003, the Company converted loans, received in 2001 and 2002 various investors into 7,627,176 shares. In addition, in 2003 the Company sold 16,838,880 shares resulting in proceeds of $1,683,888 from various investors.

In 2003, the Company issued 2,349,939 shares of its Common Stock for services to the Company. In 2004, the Company sold an aggregate of 11,780,453 shares its Common Stock in exchange for consideration of $ 1,178,045.

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



---------------------------------------- ---------------------------------------------------------------------------

                                                                        December 31,
---------------------------------------- ---------------------------------------------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

                                                         2003                                  2002
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

                                                          %                                     %
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Revenues                                                 100                                   100
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

         Cost of revenues                                 96                                    84
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Gross profit                                              4                                     16
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Selling, General and Administrative                      (62)                                  (35)
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Income (loss) from operations                            (58)                                  (19)
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Interest expense                                         (16)                                  (7)
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Financial costs                                          (22)                                 - - -
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Other income (expense)                                   (22)                                  (5)
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Income (loss) before income taxes                       (118)                                  (31)
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

         Provision for income taxes                      (1)                                   (1)
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Net income (loss)                                       (119)                                  (32)
                                                        =====                                  ====
---------------------------------------- ------------------------------------- -------------------------------------

RESULTS OF OPERATIONS



YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002 (AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED)

REVENUES
In year 2003, the Company's total revenues amounted to $3.180 million or a decline of $3.065 million (or 49%) from $6.245 million in 2002. Management believes that this decline was a result of general economic conditions. Management's strategic goal is to continue to be the premier industry leader in Israel and gain market share in the European and central Asian markets, especially Italy and India. During the year ended December 31, 2003 and 2002, revenues to customers in Israel amounted to $2,852 and $5,925, respectively. Revenues to Italy and other non Israeli customers amounted to $328 and $320, respectively for the years ended December 31, 2003 and 2002. Generally, the Company is not dependent upon any single customer or group of customers. The nature of the Company's business is such that the Company performs several large contracts at any one time. Therefore, several customers may comprise a significant portion of CSTI's revenues during any fiscal period. Once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of the system.

COST OF REVENUES
The following table sets forth a comparison of the costs of revenues for the periods indicated:



-------------------------------------------------- -----------------------------------------------------------------

                                                                             December 31,
-------------------------------------------------- -----------------------------------------------------------------
-------------------------------------------------- --------------------------- -------------------------------------

                                                              2003                             2002
-------------------------------------------------- --------------------------- -------------------------------------
-------------------------------------------------- --------------------------- -------------------------------------

                                                               $                                $
-------------------------------------------------- --------------------------- -------------------------------------
-------------------------------------------------- --------------------------- -------------------------------------

Cost of materials and inventory                              1,050                            2,042
-------------------------------------------------- --------------------------- -------------------------------------
-------------------------------------------------- --------------------------- -------------------------------------

Salaries, subcontractors and related expenses                1,081                            2,276
-------------------------------------------------- --------------------------- -------------------------------------
-------------------------------------------------- --------------------------- -------------------------------------

Cost of service abroad                                         96                               87
-------------------------------------------------- --------------------------- -------------------------------------
-------------------------------------------------- --------------------------- -------------------------------------

Rent and taxes                                                181                              136
-------------------------------------------------- --------------------------- -------------------------------------
-------------------------------------------------- --------------------------- -------------------------------------

Vehicles and transportation                                   210                              299
-------------------------------------------------- --------------------------- -------------------------------------
-------------------------------------------------- --------------------------- -------------------------------------

Equipment maintenance and insurance                           191                              151
-------------------------------------------------- --------------------------- -------------------------------------
-------------------------------------------------- --------------------------- -------------------------------------

Depreciation                                                  193                              191
-------------------------------------------------- --------------------------- -------------------------------------
-------------------------------------------------- --------------------------- -------------------------------------

Miscellaneous                                                  42                               36
                                                               --                               --
-------------------------------------------------- --------------------------- -------------------------------------
-------------------------------------------------- --------------------------- -------------------------------------

         Cost of revenues                                    3,044                            5,218
                                                             =====                            =====
-------------------------------------------------- --------------------------- -------------------------------------

Cost of revenues has decreased by $2.174 million (or 42%) to $3.044 million in year 2003, from $5.218 million in year 2002. Costs of revenues as a percentage of sales was negatively impacted due to management's strategy to absorb high job costs associated with increasing Israeli market share.

Materials and inventory costs decreased by $0.992 million from 2002 levels to $1.050 million in year 2003. Material and inventory costs as a percentage of revenues was 33% in year 2003 as compared to 32.6% in year 2002.

Salaries and subcontractors costs decreased by $1.195 million in year 2003 to $1.081 million as a part of the saving plan due to the overall decrease in year 2003 revenues.

Costs of service abroad slightly increased in year 2003 to $0.096 million from $0.087 million in year 2002 due to the attempt to look for new projects outside of Israel. A majority of our revenues were earned in Israel in year 2003 as well as in the year 2002.

The average number of employees during year 2003 was 56 as compared to 114 for 2002. The Company increased hirings in early 2002 due to favorable business conditions. Subsequent to the first quarter, there was a decline in demand for the Company's systems, and the Company adjusted staffing to match.

Other variable costs have changed relative to the change in revenues.

GROSS PROFIT
Gross Profit has decreased by $0.891 million to $0.136 million in 2003 from $1.027 million in 2002 due to the lower volume of revenues. Gross margins approximated 4.2% in 2003 versus 16.5% in 2002. The lower margins relate to the competitive pricing environment and the Company's inability to absorb its fixed production costs at a lower revenue volume. During the year 2003, a substantial portion of revenues were earned in Israel as well as revenues in year 2002.

SELLING, GENERAL AND ADMINISTRATIVE
The following table sets forth details regarding selling, general and administrative expenses for the periods indicated:


---------------------------------------- ---------------------------------------------------------------------------

                                                                  Year ended December 31,
---------------------------------------- ---------------------------------------------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

                                                         2003                                  2002
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

                                                          $                                     $
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Salaries and related expenses                            403                                   782
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Professional fees                                        780                                   707
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Telephone and office maintenance                         231                                   293
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Travel, vehicles and transportation                      123                                    84
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Depreciation                                             133                                   110
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Sales and marketing                                      180                                   226
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Doubtful accounts                                        123                                    0
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

         Total                                          1,973                                 2,202
                                                        =====                                 =====
---------------------------------------- ------------------------------------- -------------------------------------



Selling, General and Administrative Expenses ("SG&A") decreased $0.229 million (or 10%) to $1.973 million in 2003 from $2.202 million in 2002. The decrease is primarily attributable to the termination of three executive management positions at the end of 2002.

INTEREST EXPENSE
Interest expense increased by $67 to $509 in 2003 from $442 in 2002. The increase is primarily attributable to a higher level of outstanding debt in 2003 as compared to 2002. Part of the increase was set-off due to a cessation of accumulation on interest on convertible notes which converted to common stock.

FINANCIAL COSTS
Expense is attributed to issuance of shares to investors in prices which were lower from their market values.

OTHER INCOME (EXPENSE)
The increase in other expense of $352 to $ 692 in 2003 from $ 340 in 2002 is primarily the result of the write off of northern facilities $167 and unfavorable foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2003, the Company had cash and cash equivalents of $588 as compared to $23 at December 31, 2002.

Net cash used in operating activities was $1,681 for the year ended December 31, 2003 as compared to $1,168 for the year ended December 31, 2002. The increase in net cash used in operating activities is primarily attributable to the significant decline in net operating results in 2003 versus 2002. These cash outflows were substantially varied by the increases in inventory and accounts payable and other liabilities and decrease in costs in excess of billings.

Net cash used in investing activities was $33 and $(653) for the years ended December 31, 2003 and 2002, respectively. The overall increase was primarily due to the lower level of net purchases of property and equipment in 2003.

Net cash provided by financing activities was $2,213 and $1,737 for the years ended December 31, 2003 and 2002, respectively. The increase was primarily due to the issuance of common stock to fund working capital purposes.

The following summarizes certain financing arrangements outstanding as of December 31, 2003:

The Company from time to time borrows funds using short-term loans for working capital needs. The loans are generally for a term of approximately six months and bear interest at annual rates ranging from prime plus 3% to prime plus 10%. At December 31, 2003, the Company had $70 of short-term loans outstanding.

The Company from time to time in 2001 and 2002 had issued convertible notes to investors. These notes bore interest at 8% and had a term of 18 months. They were convertible into common stock at $.1775 per share. In 2003, the Company issued 7,627,176 Shares of its common stock upon conversion of such notes. The Company has no convertible notes outstanding at this time.

In 2003, the Company issued an aggregate of 16,838,880 Shares of its common stock in exchange for consideration of $1,683,888. In 2004, the Company issued an aggregate of 11,780,453 Shares of its common stock in exchange for consideration of $1,178,045.

The Company currently has no material commitments for the next 12 months other than those under an operating lease arrangement. This arrangement consists primarily of a lease arrangement for the Company's existing operations. The aggregate required payments for the next 12 months under these arrangements are approximately $69 after special discount. Notwithstanding the above, the most significant non-contractual operating costs for the next 12 months are compensation and benefit costs, material costs, insurance costs and general overhead costs such as telephone and utilities. The Company believes that its current resources, coupled with cash flow from ongoing operations and its current backlog, will allow the Company to sustain its operations for at least the next 24 months.

ITEM 7.  FINANCIAL STATEMENTS
CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
--------------------------------------------------------------------------------



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.


                                      INDEX





Report of Independent Auditor...............................................F-1

Consolidated Balance Sheet as of December 31, 2003..........................F-2

Consolidated Statements of Operations for the years ended
December 31, 2003 and 2002..................................................F-3

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 2003 and 2002..................................................F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2003 and 2002..................................................F-5

Notes to Consolidated Financial Statements.............................F-7-F-17

                          REPORT OF INDEPENDENT AUDITOR



To the Board of Directors and Shareholders
   Clean Systems Technology Group, Ltd.



We have audited the accompanying consolidated balance sheet of Clean Systems Technology Group, Ltd. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clean Systems Technology Group, Ltd. and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.





                                            MOORE STEPHENS, P. C.
                                            Certified Public Accountants.

New York, New York
May 13, 2004




CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003.
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------



ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                            $   588
   Accounts Receivable - Net                                              1,281
   Inventory                                                              2,215
   Refundable Value Added Tax                                                89
   Employee Advances                                                         11
   Other                                                                    310
                                                                        -------

   TOTAL CURRENT ASSETS                                                   4,494
                                                                        -------

PROPERTY AND EQUIPMENT - NET                                              1,238
                                                                        -------

OTHER ASSETS                                                                246
                                                                        -------

   TOTAL ASSETS                                                         $ 5,978
                                                                        =======


LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Short-Term Bank Credit                                               $   882
   Bank Line of Credit                                                      391
   Short-Term Loans                                                          70
   Accounts Payable                                                       1,874
   Accrued Compensation                                                     742
   Accrued Expenses                                                         577
   Customer Deposits                                                        149
Deferred Taxes                                                               79
Other                                                                        54
                                                                        -------

   TOTAL CURRENT LIABILITIES                                              4,818
                                                                        -------

LONG-TERM BANK CREDIT                                                       979
                                                                        -------

COMMITMENTS AND CONTINGENCIES                                              --
                                                                        -------

SHAREHOLDERS' EQUITY:
   Common Stock, $.01 Par Value, 110,000,000 Shares Authorized,
     70,882,670 Issued and Outstanding                                      709

   Additional Paid-in Capital                                             4,434

   Accumulated [Deficit]                                                 (4,962)
                                                                        -------

   TOTAL SHAREHOLDERS' EQUITY                                               181
                                                                        -------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 5,978
                                                                        =======



The Accompanying Notes Are An Integral Part of These
Consolidated Financial Statements.



CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                          2 0 0 3       2 0 0 2
                                                          -------       -------

REVENUES                                              $      3,180    $      6,245

COST OF REVENUE                                              3,044           5,218
                                                      ------------    ------------

   GROSS PROFIT                                                136           1,027

OPERATING EXPENSES:
   Selling, General and Administrative                       1,973           2,202
                                                      ------------    ------------

   (LOSS) FROM OPERATIONS                                   (1,837)         (1,175)

INTEREST EXPENSE                                               509             442

FINANCIAL COSTS                                                708            --

OTHER EXPENSES                                                 692             340
                                                      ------------    ------------

   (LOSS) BEFORE PROVISION FOR INCOME TAXES                 (3,746)         (1,957)

PROVISION FOR INCOME TAXES                                      41              24
                                                      ------------    ------------

   NET (LOSS)                                         $     (3,787)   $     (1,981)
                                                      ============    ============

   NET (LOSS) PER SHARE - BASIC AND DILUTED           $       (.07)   $       (.05)
                                                      ============    ============

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC
     AND DILUTED                                        53,446,047      42,766,087
                                                      ============    ============





The Accompanying Notes Are An Integral Part of
These Consolidated Financial Statements.



CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------




                                                            RETAINED       TOTAL
                                        COMMON STOCK       ADDITIONAL    EARNINGS/    SHAREHOLDERS'
                                   NUMBER OF                PAID-IN     ACCUMULATED      EQUITY
                                    SHARES      AMOUNT      CAPITAL      [DEFICIT]     (DEFICIT)


BALANCE - DECEMBER 31, 2001      42,766,087   $      428   $      428   $      806    $    1,662

Issuance of Common Stock               --           --           --           --            --
Net (Loss)                             --           --           --         (1,981)       (1,981)
                                 ----------   ----------   ----------   ----------    ----------

BALANCE - DECEMBER 31, 2002      42,766,087          428          428       (1,175)         (319)

Issuance of Common Stock         28,116,583          281        4,006         --           4,287
Net (Loss)                             --           --           --         (3,787)       (3,787)
                                 ----------   ----------   ----------   ----------    ----------

   BALANCE - DECEMBER 31, 2003   70,882,670   $      709   $    4,434   $   (4,962)   $      181
                                 ==========   ==========   ==========   ==========    ==========





The Accompanying Notes Are An Integral Part of
These Consolidated Financial Statements.


CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              2 0 0 3    2 0 0 2
                                                              -------    -------

OPERATING ACTIVITIES:
   Net (Loss)                                                $(3,787)   $(1,981)
   Adjustments to Reconcile Net (Loss) to Net Cash
     (Used For) Operating Activities:
     Depreciation and Amortization                               324        316
     Loss from the Sale of Property and Equipment                 10         72
     Write-off of Construction in Progress                       167       --
     Cost of Issuance of Stock for Services                      340       --
     Deferred Taxes                                              112         (3)
     Other                                                      --           41

   Changes in Assets and Liabilities:
     (Increase) Decrease in:
       Accounts Receivable                                       349       (236)
Accounts Receivable - Related Party                             --          129
       Inventory                                                 192       (110)
       Costs Incurred in Excess of Billings                     --          337
       Refundable Value Added Tax                                 35        (52)
       Customer Deposits                                         149       --
       Employee Advances                                          10          9
Other Current Assets                                            (107)       (79)

     Increase (Decrease) in:
       Accounts Payable                                          146         87
       Accrued Compensation                                        6        258
       Accrued Expenses                                          367        (47)
       Other Liabilities                                           6         91
                                                             -------    -------

   NET CASH - OPERATING ACTIVITIES - FORWARD                  (1,681)    (1,168)
                                                             -------    -------

INVESTING ACTIVITIES:
   Acquisition of Property and Equipment                          (9)      (739)
   Proceeds from Sale of Property and Equipment                   45        224
   Investment in Unconsolidated Subsidiary                      --         (128)
   Investment in a Related Company                               (50)      --
       OTHER ASSETS                                               47        (10)
                                                             -------    -------

   NET CASH - INVESTING ACTIVITIES - FORWARD                      33       (653)
                                                             -------    -------

FINANCING ACTIVITIES:
   Proceeds from Short-Term Loans                               (388)       865
   Proceeds from Convertible Notes                              --         1009
   Proceed from Long-Term loans                                   73       --
   Changes in Short-Term Credit - Net                            226        463
   Repayment of Short-Term Loans                                 (20)      (556)
   Issuance of Common Stock                                    2,593       --
   Cost of Issuance of Share Capital in Local Jurisdiction      (271)      --
   Deferred Loan Costs - Net                                    --          (44)
                                                             -------    -------

   NET CASH - FINANCING ACTIVITIES - FORWARD                 $ 2,213    $ 1,737

The Accompanying Notes Are An Integral Part of
These Consolidated Financial Statements.



CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              2 0 0 3   2 0 0 2
                                                              -------   -------

   NET CASH - OPERATING ACTIVITIES - FORWARDED               $(1,681)   $(1,168)

   NET CASH - INVESTING ACTIVITIES - FORWARDED                    33       (653)

   NET CASH - FINANCING ACTIVITIES - FORWARDED                 2,213      1,737
                                                             -------    -------

   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          565        (84)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                    23        107
                                                             -------    -------

   CASH AND CASH EQUIVALENTS - END OF YEARS                  $   588    $    23
                                                             =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest                                                $   312    $   363
     Income Taxes                                            $  --      $    56





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

For accounting purposes, the Transaction has been treated as a recapitalization of CSTI Hi-Tec, Ltd., with CSTI Hi-Tec, Ltd. as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. The consolidated financial statements reflect the results of operations of CSTI Hi-Tec, Ltd. and its subsidiaries for all periods presented. On December 27, 2001, ENTI amended its certificate of incorporation to change its name from Entertainment International, Ltd. to Clean Systems Technology Group, Ltd. (the "Company" or "CSTI").

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

The Company also designs and manufactures machines to manufacture fiber-optic wires through its CSTI Italia Fiber, SRL, subsidiary. The fiber-optic business was not material to overall operations during the years ended December 31, 2003 and 2002.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ACCOUNTING ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. Actual amounts may differ from those estimates.

Significant estimates include the Company's estimate of allowance for doubtful accounts and the estimate of the economic lives of property and equipment.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
PER SHARE DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES - The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, any of the following areas could have a negative effect on the Company in terms of its future financial position, results of operations or cash flows: the highly cyclical nature of the semiconductor industry; reliance on a small number of customers; ability to obtain additional financing; regulatory changes; fundamental changes in the technology underlying semiconductor manufacturing processes or semiconductor manufacturing equipment; the hiring, training and retention of key employees; successful and timely completion of product design efforts; and new product design introductions by competitors.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORY - Inventory consists of raw materials and finished goods. Raw materials totaled 1,725 at December 31, 2003, is valued at the lower of cost or market with the cost determined by the weighted average method. Finished goods totaled 490 at December 31, 2003 and was valued at the lower of cost (determined by the specific identification) or market.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated economic lives of assets, which are three to fifteen years for office furniture and equipment, five to fifteen years for machinery and equipment, ten years for leasehold improvements, or the term of the lease, whichever is shorter, and six years for vehicles.

Maintenance and repairs is charged to expense as incurred, whereas the costs of property and equipment additions and improvements are capitalized.

IMPAIRMENT - Certain long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the asset will be written down to fair value. Management also reevaluates the period of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2003, management expects those assets related to its operations to be fully recoverable.

FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No.107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For all instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, it was estimated that the carrying amount approximated fair value due to the short-term maturities of these instruments. The fair value of debt was determined based on current rates at which the Company could borrow funds with similar remaining maturities, which amounts approximate its carrying value.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
PER SHARE DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation using the intrinsic value method presented in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, no compensation is recognized for employee stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the date of grant. The Company complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company's policy is to grant options with an exercise price equal to the quoted market price of its stock on the grant date.

CONCENTRATION OF CREDIT RISKS - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company places its investments with high quality governmentally-owned financial institutions. Accounts receivables are derived from sales to customers located primarily in Italy, India and Israel. The Company routinely assess the financial strength of its customers and, based upon factors concerning credit risk, establishes an allowance for uncollectible accounts. Management believes that accounts receivable credit risk exposure beyond such allowance is limited. Certain customers accounted for more than 10% of accounts receivable and revenue in 2003 and 2002 (See Note 13).

The Company does not generally require collateral for its financial statements.

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

COMPREHENSIVE INCOME - The Company has adopted provisions of SFAS No. 130, "Reporting Comprehensive Income." The Company has no items of other comprehensive income or loss in any of the periods presented and, therefore, net income (loss) equals comprehensive income (loss) for all periods.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
PER SHARE DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION - The Company follows SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. During each of the two years ended December 31, 2003 and 2002, the Company's management considered its business activities to be focused on its products and related services to end user customers. Since management's primary form of internal reporting is aligned with the offering of products and services, the Company believes it operates in one segment. Information related to geographic segments is included in Note 13.

NET INCOME PER SHARE - Earnings per share are calculated in accordance with the provisions of SFAS No. 128, "Earnings per Share." SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, utilizing the treasury stock method, except when antidilutive. For the years ended December 31, 2003 and 2002, the shares issued in the Transaction are treated as outstanding for all periods presented.

INCOME TAXES - The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred taxes arise primarily from the recognition of revenues and expenses in different periods for income tax and financial reporting purposes.

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

Taxes which would apply in the event of disposal of investments in subsidiary companies have not been taken into account in computing deferred taxes, as it is the Company's policy to hold these investments, not to realize them and not to cause distributions of taxable dividends.

REVENUE RECOGNITION - Revenue from the sale of gas delivery systems is generally recorded upon installation. The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred, price is fixed or determinable and collectability is reasonably assured. If the Company has not substantially completed a product or fulfilled the terms of a sales agreement at the time of shipment, revenue recognition is deferred until completion. The Company assesses collectability based on the credit worthiness of the customer and past transaction history. The Company performs on-going credit evaluations of customers and does not require collateral from customers. The Company follows the percentage-of-completion method of accounting for contracts that extend for periods in excess of one year. Accordingly, income is recognized in the ratio that costs incurred bear to estimated total costs. Where contracts in progress are subject to negotiation and it is probable that the additional costs will be recovered, none of the costs are recognized in the income statement until pricing has been approved. Similarly, the revenue is not recognized until realization is assured beyond a reasonable doubt. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of cost incurred on contracts in progress in excess of related billings is shown as a current asset, and the aggregate of billings on contracts in progress in excess of related costs incurred is shown as a current liability.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
PER SHARE DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT - Expenses are charged to operations as incurred.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In January 2003, the Financial Accounting Standards Board ["FASB"] issued FASB Interpretation No- 46 ["FIN 46"], "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51." FIN 46 was revised in December 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. In general it is effective for periods ending on or after March 31, 2004. We believe that we have no unconsolidated variable interest entities that would be considered under the requirements of FIN 46.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which established standards for how an issuer classifies and measures certain financial instruments. SFAS 150 requires that an issuer classify certain financial instruments as liabilities (or assets in some circumstance) that were previously classified as equity. Financial instruments which embody an unconditional obligation requiring the issuer to redeem or repurchase it by the transfer of assets or by issuing a variable number of its equity shares must be classified as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

In December 2003 the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition. SAB 104 updates portions of existing interpretative guidance in order to make this guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.

We expect that the adoption of the new statements will not have a significant impact on our financial statements.

(3) FINANCIAL COSTS

Financial costs expense is attributed to issuance of shares at prices which were lower than market value at the date of issuance.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
PER SHARE DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------



(4) ACCOUNTS RECEIVABLE

The following table shows the component elements of accounts receivable:

                                                                 DECEMBER 31,
                                                                    2 0 0 3

Amounts Billed                                                $           861
Recoverable Costs and Accrued Profits on Units
   Delivered - Not Billed                                                 554
                                                              ---------------

Total                                                                   1,415
Less: Allowance for Doubtful Accounts                                     134
                                                              ---------------

   TOTAL                                                      $         1,281
   -----                                                      ===============

Recoverable costs and accrued profits on units delivered not billed principally comprise amounts of revenue recognized on contracts for which invoices had not been billed at the balance sheet date.

(5) CUSTOMER DEPOSITS

The balance sheet reflects, as of December 31, 2003, advances from customers for ongoing work of $149.

(6) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                           OFFICE
                                                           MACHINERY      FURNITURE
                                           LEASEHOLD          AND            AND                   INTANGIBLE
                                LAND     IMPROVEMENTS      EQUIPMENT      EQUIPMENT    VEHICLES      ASSETS       TOTAL

December 31, 2003 -
   At Cost                    $      137   $      322      $    1,831     $      250 $       159   $      6   $    2,705
Accumulated
   Depreciation                       --          148           1,046            151         119          3        1,467
                              ----------   ----------      ----------     ---------- -----------   --------   ----------

   BALANCE AS OF
     DECEMBER 31, 2003        $      137   $      174      $      785     $       99 $        40   $      3   $    1,238
     -----------------        ==========   ==========      ==========     ========== ===========   ========   ==========


Depreciation and amortization expense amounted to $ 493 and $ 301 for the years ended December 31, 2003 and 2002, respectively.

In 2002, the Company leased an additional facility in the north of Israel under a five year operating lease starting in April. During 2003 the lease was cancelled and the Company wrote off its investment in the facility in the amount of $167.

(7) SHORT-TERM LOANS

The Company from time to time borrows funds using short-term loans for working capital needs. The loans are usually for a period of approximately six months and bear interest that varies from one bank to another - prime plus 10% in one bank and prime plus 3% in another bank. These loans are secured in the same manner as the authorized credit line in these banks. (See note 9). The Company's short-term loans outstanding amounted to $70 at December 31, 2003.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
PER SHARE DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------



(8) CONVERTIBLE NOTES

During the year ended December 31, 2003, the Company did not issue new convertible notes. As of May 2003, 7,627,176 common shares were issued to retire certain convertible notes issued during October 2001 to February 2002 by several investors in the Company. According to the terms and conditions of the notes, each note holder has received a number of shares, which reflected original investment, plus interest of 8% annually for a period of 18 months.

According to section 4 of the notes the conversion rate was fixed at $ 0.1775 as of May 15, 2003.

There is no outstanding balance of convertible notes as at December 31, 2003.

(9) BANK LINE OF CREDIT

The Company had a $2,000 line of credit with the Industrial Development Bank of Israel (the "Bank"). Borrowings under the line of credit are collateralized by liens on company owned property and equipment and substantially all other assets. Sale or transfer of collateralized assets, outside the ordinary course of business, must be approved by the Bank. Interest on borrowings accrued at the Bank's prime rate plus 2%-3% for advances made in U.S. dollars and prime plus 1.85% for advances in New Israeli Shekel ("NIS"). Substantially all advances are denominated in NIS.

At the beginning of 2002 the bank stopped its activities as an independent bank and the outstanding balance of the credit line turned to a long term loan repayable over 3 years at the rate of 10.6% annually.

THE BALANCE OF THE BANK CREDIT IS PAYABLE IN EQUAL QUARTERLY INSTALLMENT THROUGH DECEMBER OF 2005. THE PRINCIPLE PORTION PAYABLE IS $882 AND $979 FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2006, RESPECTIVELY. THIS BANK CREDIT IS PERSONALLY GUARANTEED BY AN OFFICER OF THE COMPANY.

AS OF THE YEAR 2002 THE COMPANY WAS GRANTED A SECOND CREDIT LINE BY ANOTHER BANK WHICH VARIES FROM $338 AT THE BEGINNING OF THE YEAR TO $87 AT THE END OF 2003. THE CREDIT LINE ACCRUES INTEREST ON BORROWINGS AT PRIME PLUS 1.5% PER ANNUM, WHICH WAS 8.2% AT DECEMBER 31, 2003.

(10) RETIREMENT AND SEVERANCE FUNDS

The Company makes regular payments into recognized severance and retirement funds as follows:

(A) RETIREMENT - Employees contribute 5% and employers 5-6% of employee compensation to recognized funds for retirement benefits. These amounts may be paid to the employee upon retirement as a lump sum or annuity. The amounts so funded are not reflected on the balance sheet since they are controlled by the fund trustees and are not under the control and management of the Company.

(B) SEVERANCE - The liability for severance pay benefits, as determined by Israeli law, is based upon length of service and the employee's most recent monthly salary. The Company contributes to recognized funds based upon this liability amount at any one time. At December 31, 2003, the excess of the liability as determined at that date, and the amount of company contributions is recognized as a liability of the Company. The Company has chosen to deposit monies into the central savings account for severance pay to cover a portion of the liability. Such amount has been netted against the liability recognized. The amounts which have been contributed to the fund are not recognized on the balance sheet, similar to the retirement amounts.


                                                                 DECEMBER 31,
                                                                    2 0 0 3

Accrued Severance Pay                                         $           114
                                                              ===============

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

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
PER SHARE DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------




(11) COMMITMENTS AND CONTINGENCIES

The Company leases its Israel-based facilities under an operating lease that expired in December 2003. As of January 1, 2004, the lease was renewed for an additional three years, leaving a future commitment of $91.5 annually with a reduction of 25% for 2004 and 17% for the year 2005.The lease does not include an option to renew, but the Company anticipates extending the lease if favorable terms can be obtained.

The Company from time to time is a party to claims and lawsuits, in the ordinary course of business. The Company has accrued amounts to cover such claims if management believes, with the advice of counsel, that losses are probable. Claims asserted but not accrued amounted to $15 as of December 31, 2003.

Certain customers require the Company to obtain bank guarantees of a portion of the contract undertaken. The Company has an agreement with the Bank under which such guarantees are available. In the event the Company is unable to perform all aspects of the contracts, the Bank will make contractual payments to customers and then seek reimbursement from the Company. As of December 31, 2003, the Bank had extended approximately $124 in guarantees to 3 customers.

The Company's subsidiary, CSTI Hi-Tec, has entered into an employment agreement with Jacob Lustgarten. The employment agreement is for a period of ten years beginning January 1, 2000. Mr. Lustgarten shall be entitled to an annual salary of $196, increased yearly based on the consumer price index published by the Central Statistics Bureau. Mr. Lustgarten is also entitled to a bonus of 5% of the pre-tax profits of CSTI Hi-Tec. There was no bonus accrual in either year 2003 or 2002 due to the Company's operating losses and for the same reason the annual salary was reduced to $108,000.

The Company has initiated legal proceedings in India to recover a customer accounts receivable balance due of approximately $400. Legal counsel to the Company has indicated that it is probable that a substantial portion of the amount due will be recovered. The Company has included an amount of $100 in its allowance for doubtful accounts related to this customer balance.

(12) CAPITAL STOCK

The Company is authorized to issue 110,000,000 shares of common stock, $0.01 par value per share.

During 2003 the following issuance of shares took place:
A.          7,627,176   Shares to convert certain convertible notes issued
                        (see note 8).
B.         18,139,468   Shares issued to investors against cash proceeds.
C.          2,349,939   Shares  issued for services  rendered to the  Company.
                        The charges are  included in  "Financial  Costs" in the
     ----------------   Statement of Operations.
           28,116,583   Total shares issued within 2003
           42,766,087   Balance of common stock shares as of January 1, 2003
     ----------------
           70,882,670   Outstanding shares at December 31, 2003
     ================

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
PER SHARE DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------

(13) GEOGRAPHIC REPORTING

Revenues by geographic classifications are as follows:

                                                                             (IN U.S.  $THOUSANDS)
                                                                             --------------------
                                                        ISRAEL        ITALY       INDIA          OTHER        TOTAL

For the year ended December 31, 2003                $       2,852   $     101   $        --   $      227   $     3,180
                                                    =============   =========   ===========   ==========   ===========

For the year ended December 31, 2002                $       5,925   $     295   $        18   $        7   $     6,245
                                                    =============   =========   ===========   ==========   ===========


Major customers (as percentage of total revenues):
                                                           YEARS ENDED
                                                          DECEMBER 31,
                                                      2 0 0 3         2 0 0 2
                                                      -------         -------

Customer A                                                3%              7%
Customer B                                                7%             26%
Customer C                                                7%              --
Customer D                                               37%             26%
Customer E                                               29%             18%
Customer F                                               ---             14%
Customer G                                                7%             ---
Other                                                    10%              9%

In general, the Company is not dependent upon any single customer or several customers. However, in 2003, approximately 66% of revenues came from two customers. The nature of the Company's business is that it works on several large contracts at any one time and therefore several customers may comprise a significant portion of the Company's revenues and net income during any fiscal year. Once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of the system.

(14) COST OF REVENUES

                                                                      YEARS ENDED
                                                                     DECEMBER 31,
                                                                 2 0 0 3         2 0 0 2
                                                                 -------         -------

Materials:
   Inventory - Beginning of the Years                      $         2,395  $          2,197
   Materials                                                           819             2,252
   Inventory - End of the Years                                     (2,164)           (2,407)
                                                           ---------------- ----------------

                                                                     1,050             2,042
                                                           ---------------  ----------------

Salaries, Subcontractors and Related Expenses                        1,081             2,276
Cost of Service Abroad                                                  96                87
Rent and Taxes                                                         181               136
Vehicles and Transportation                                            210               299
Equipment Maintenance and Insurance                                    191               151
Depreciation and Amortization                                          193               191
Miscellaneous                                                           42                36
                                                           ---------------  ----------------

                                                                     1,994             3,176
                                                           ---------------  ----------------

   TOTALS                                                  $         3,044  $          5,218
   ------                                                  ===============  ================

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
PER SHARE DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------


(15) SELLING, GENERAL AND ADMINISTRATIVE

                                                                     YEARS ENDED
                                                                    DECEMBER 31,
                                                                2 0 0 3         2 0 0 2
                                                                -------         -------

Salaries and Related Expenses                             $           403  $            782
Professional Fees                                                     780               707
Telephone and Office Maintenance                                      231               293
Travel, Vehicles and Transportation                                   123                84
Depreciation and Amortization                                         133               110
Sales and Marketing                                                   180               226
Doubtful account                                                      123                --
                                                          ---------------  ----------------

   TOTALS                                                 $         1,973  $          2,202
   ------                                                 ===============  ================

 (16) TAXES

The provision for income taxes consists of the following:
                                                                     YEARS ENDED
                                                                    DECEMBER 31,
                                                                2 0 0 3         2 0 0 2
                                                                -------         -------

Current Taxes                                             $            --  $              8
Deferred Taxes                                                         41                16
                                                          ---------------  ----------------

   TOTALS                                                 $            41  $             24
   ------                                                 ===============  ================


The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows:

                                                                           2 0 0 3         2 0 0 2
                                                                           -------         -------

(Loss) Before Taxes on Income as Reported in the Consolidated
   Statements of Operations                                          $        (3,746) $         (1,957)
                                                                     ================ ================

Theoretical Tax [Benefit] Expense on the Above Amount                $        (1,349) $           (705)
Increase in Taxes Resulting from Different Tax Rates
   Applicable to Foreign Subsidiaries                                             76                75
Increase in Taxes Resulting from Permanent Differences - Net                      38                26
Other                                                                             --                --
                                                                     ---------------  ----------------

Subtotals                                                                     (1,235)             (604)
Valuation Allowance                                                            1,276               628
                                                                     ---------------  ----------------
   TOTALS                                                            $            41  $             24
   ------                                                            ===============  ================


At December 31, 2002, CSTI Hi-Tec, Ltd. had unused net operating losses related to operations in Israel of approximately $3,000 for which there is no expiration date.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
PER SHARE DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------


(16) TAXES (CONTINUED)

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

On August 1, 2001, CSTI Hi-Tec was granted a status of "Approved Enterprise" in accordance with the Law for the Encouragement of Capital Investments 1959. Under that law, by virtue of an "Approved Enterprise" status, CSTI Hi-Tec will be granted various tax benefits as follows:

(1) Tax exemption on part of the income from its approved enterprise for a period of 10 years. CSTI Hi-Tec has elected the "alternative benefits" (involving waiver of investment grants). In the event of distribution of cash dividends out of income, that was tax exempt as above, CSTI Hi-Tec would have to pay corporate tax at the rate 25% of the amount distributed. In general, Israeli companies are currently subject to a corporate tax at the rate of 36.0% of taxable income.

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

(17) OTHER EXPENSE

Aggregate amounts in other expense are primarily the results of foreign currency transactions adjustments and capital losses on the sale of property and equipment. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

In year 2003, certain assets and liabilities were denominated in NIS while the payment to suppliers were linked to the U.S. dollar which caused a substantial unfavorable currency translation adjustment due to the relative weakness of the U.S. dollar to the New Israeli Shekel.

CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
PER SHARE DATA OR AS OTHERWISE NOTED)
--------------------------------------------------------------------------------



(18) TRANSACTIONS WITH RELATED PARTIES

Related party transactions are as follows:

(I) Employee Advances - Employee advances are made on a short-term basis and are repaid through salary.

(II) Bank - The Industrial Development Bank of Israel is a Company shareholder (See Note 9).

(III) U.S. Offices - Certain office space in Florida and New York has been made available by an affiliate of a Company director at no cost.

(IV) In 2003, an officer of the Company granted it a loan in the amount of $100,000 with a repayment date of December 2003, bearing interest equal to Bank Leumi's rate for US dollars. The officer left the Company and the loan was partially repaid.

(19) INVESTMENT IN UNCONSOLIDATED SUBSIDIARY - AT COST

In January 2002, the Company paid $94 for a nineteen percent [19%] interest in Altan Systems, Ltd., a private Israeli Company whose processes and technology may enhance the Company's product line. This investment is carried at cost as a component of Other Assets.

(20) SUBSEQUENT EVENTS

Subsequent to December 31, 2003, the Company sold an aggregate of 11,780,453 shares for $1,178.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A.  CONTROLS AND PROCEDURES
Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer , conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS
We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The officers and directors of the Company and of its wholly-owned subsidiary CSTI Hi-Tec, and further information concerning them, are as follows:

Officers and Directors of the Company:

---------------------------------------- ------------------------------------- -------------------------------------

NAME                                     AGE                                    POSITION
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Jacob Lustgarten                         48                                    Chairman of the Board and Chief
                                                                               Executive Officer
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Yona Liebowitz                           61                                    Chief Financial Officer
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Meir Elazar                              43                                     Secretary and Director
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

---------------------------------------- ------------------------------------- -------------------------------------

Officers of CSTI HI-TEC:

---------------------------------------- -------------------------- ------------------------------------------------

NAME                                     AGE                        POSITION
---------------------------------------- -------------------------- ------------------------------------------------
---------------------------------------- -------------------------- ------------------------------------------------

Mauro Pisati                              34                        Executive Vice President Clean Systems
                                                                    Technology Italia S.r.l
---------------------------------------- -------------------------- ------------------------------------------------
---------------------------------------- -------------------------- ------------------------------------------------

Yitzchak Ben-Avi                          42                        Executive Vice President
---------------------------------------- -------------------------- ------------------------------------------------
---------------------------------------- -------------------------- ------------------------------------------------
Yossi Orbach                              48                        Gas Systems Manager

---------------------------------------- -------------------------- ------------------------------------------------
---------------------------------------- -------------------------- ------------------------------------------------
Yakov Appelbaum                           55                        Quality Control Manager and ISO Standard

G. Burt Lancaster                         74                        Vice President of Development

---------------------------------------- -------------------------- ------------------------------------------------

JACOB LUSTGARTEN is the founder of CSTI and has been the Chairman and President of CSTI since its inception in 1995. In 1993, Mr. Lustgarten co-founded FEI Company, a company that deals with designing, manufacturing and installation of ultra high purity systems, FEI Company mainly provided its services to Intel FAB 8 in Jerusalem, Israel. From 1993 to 1995, Mr. Lustgarten worked as an independent consultant for Intel FAB 8, where he was responsible for all gas pad and gas systems installation, upgrading and maintenance. In 1992, Mr. Lustgarten became the supervisor of all Ultra-High Purity installations at Intel FAB 8 supervising approximately 50 employees. From 1990 to 1991 Mr. Lustgarten was the Technical Manager for SEMEL Company, which supported Intel FAB 8 in their gas systems in Israel. From 1981 to 1990, Mr. Lustgarten was employed by RAFAEL, the Israeli Government Armament Development Authority, as Chief Technician R&D of semiconductor devices. From 1975 to 1981, Mr. Lustgarten served in the Israeli Air Force. Mr. Lustgarten is a graduate of the A. Shuv School of Technicians in Haifa, Israel.

YONA LIEBOWITZ has been the Chief Financial Officer of the Company since 1999. From 1973 to 1983, Mr. Liebowitz was Chief Financial Officer for Eilat Ashkelon Pipe-line Co., a shipping and oil company. From 1988 to 1990, Mr. Liebowitz was a Chief Financial Officer for Helen Curtis a subsidiary of Koor Industries, a cosmetics company. From 1990 to 1996, Mr. Liebowitz was the financial officer and secretary of the Israel national public oil corporation. From 1996 to 1999, Mr. Liebowitz acted as a financial consultant to several Israeli companies. Mr. Liebowitz is a certified public accountant in Israel and has twenty-five years experience in managing large financial systems. Yona Liebowitz graduated from the Tel-Aviv branch of the University of Jerusalem in 1967 with a Bachelor in Economics Degree.

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

MAURO PISATI - has been employed in the new Italian facilities of the Company since 2002 as Manager of R&D fiber optics processes and machinery and holds the position of Executive Vice President of Clean Systems Technology Italia S.r.l. In 2000 he became the supervisor of Ultra High Purity distributions systems and special process tools for fiber optics production in new Pirelli Research Laboratories of Milan,developing specialty Gas Systems and distribution gas panels. In 1992 he acted as a Consultant to the company, RIDIS s.n.c., supporting and developing big project for specialty process tools and chemical systems. From 1994 was employed in Pirelli Cables and Systems S.p.A. in Milan as chief technician in Fiber Manufactory Department R&d Processes and Machinery. In 1996 became the supervisor of all Ultra High Purity distributions systems in new Pirelli Cables and Systems facilities in England. In 1990 he was employed in SIRTI S.p.A., as technical designer in telecommunication cables department. In 1989, he graduated in high school of Milan as technical and mechanical designer. In 1998 became the supervisor of all Ultra High Purity distributions systems and special process tools for fiber optics production in new facilities of Fibre Ottiche Sud Italy.

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

YOSSI ORBACH - joined CSTI in 1996. Responsible for Gas systems in Intel and CSTI. He is a mechanical engineer who spent eleven years at Intel as a group leader. An expert in the field of bulk gas distribution systems.

YAKOV APPELBAUM - In 1993 he joined FEI as an original member. He was technical correspondent for quality and safety. He developed safety instruction for the industry. He also served as purchasing manager and ISO correspondent. He was an original employee of CSTI when it was formed in 1995, where he continues to be head of QA/QC responsible for the manufacture and installation of Ultra High Systems. He spent 25 years as an electrical technician working on autopilot and navigation systems for TRA remote pilot vehicles; he was responsible for inspections and instruction of the systems.

MR. G. BURT LANCASTER has been the Vice President of Development of CSTI HI-Tech since May 2004. In 2000, Mr. Lancaster established Oriol, Inc., an LED company in California. Subsequent to the operation of this business, Mr. Lancaster has been running his own consulting company advising companies in the semiconductor and high technology marketplace. Mr. Lancaster received his B.S. from the California Maritime Academy in 1960.

Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the year ended December 31, 2003, reports required to be filed by Section 16(a) were not filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

THE FOLLOWING TABLE SETS FORTH, FOR THE FISCAL YEARS INDICATED, CERTAIN INFORMATION CONCERNING THE COMPENSATION OF OUR CHIEF EXECUTIVE OFFICER AND EACH OTHER MOST HIGHLY COMPENSATED EXECUTIVE OFFICERS OF OUR COMPANY WHOSE AGGREGATE COMPENSATION EXCEEDED $100,000 DURING THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------
                                  ANNUAL COMPENSATION ($)         LONG TERM COMPENSATION
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                                                          AWARDS         PAYOUTS
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
NAME AND                                          OTHER ANNUAL    SECURITIES UNDERLYING  LTIP      ALL OTHER
PRINCIPAL POSITION        YEAR    SALARY          COMPENSATION    OPTIONS/ SARS(#)       PAYOUTS   COMPENSATION
------------------        ----   -------          ------------    ----------------       -------   ------------
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
JACOB LUSTGARTEN          2003   108,000          9,000
CHIEF EXECUTIVE OFFICER
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                          2002   160,000
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                          2001   235,000
--------------------------------------------------------------------------------------------------------------------


                        OPTION GRANTS IN LAST FISCAL YEAR

--------------------------------------------------------------------------------------------------------------------
NAME AND
PRINCIPAL POSITION          # OF OPTIONS GRANTED  % OF TOTAL OPTIONS GRANTED  EXERCISE PRICE        EXPIRATION DATE
------------------          --------------------  --------------------------  --------------        ---------------
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
JACOB LUSTGARTEN
CHIEF EXECUTIVE OFFICER
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

--------------------------------------------------------------------------------------------------------------------
NAME AND                  SHARES ACQUIRED     VALUE      # OF SHARES UNDERLYING    VALUE OF UNEXERCISED OPTIONS AT
                          ----------------    -----
PRINCIPAL POSITION             ON EXERCISE   REALIZED      OPTIONS AT YEAR END                YEAR END
------------------             -----------   --------
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
JACOB LUSTGARTEN
CHIEF EXECUTIVE OFFICER
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------


EMPLOYMENT AGREEMENTS

The Company's subsidiary, CSTI Hi-Tec has entered into an employment agreement with Jacob Lustgarten. The employment agreement is for a period of ten years beginning January 1, 2000 and provides for an annual salary of $196,000 (as adjusted annually, based on the consumer price index published by the Central Statistics Bureau). Mr. Lustgarten is also entitled to a bonus of 5% on the pre-tax profits of CSTI Hi-Tec, which he waived for the fiscal year ended December 31, 2001.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of May 27, 2004 with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of CSTI, each officer and director of CSTI, officers of CSTI Hi-Tec and all officers and directors as a group. The table does not include securities exercisable into common stock that have not yet vested or are not exercisable within 60 days of the date hereof.

As of the filing date of this report of Form 10-KSB, our authorized capitalization consisted of 110,000,000 shares of common stock, par value $.01 per share. As of filing date of this report of Form 10-KSB, there were 82,663,123 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the shareholder.

The following table sets forth, as of the filing date of this report of Form 10-KSB, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.


                                               NUMBER OF SHARES         PERCENTAGE OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER (1)    BENEFICIALLY OWNED(2)       BENEFICIALLY OWNED (3)
----------------------------------------    ---------------------       ----------------------

Link Business Solutions                         12,917,007                   15.63%
Liel Hi-Tech Systems Ltd.                       12,917,007                   15.63%
Jacob Lustgarten (4)                            25,834,014                   31.25%
Outlets Ltd. (5)                                  3,255,055                   3.93%
Yitchak Ben-Avi                                   - - -
Yona Liebowitz                                    - - -
Meir Elazar                                      1,200,000                    1.45%
All officers and directors as a group
(3 persons)                                   27,034,014                   32.70%





* Less than one percent.

(1) Unless otherwise indicated, the address of each such person or entity is 4 Ashlagan St., P.O. Box 8624, Kiryat Gat 82021, Israel.

(2) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(3) Figures may not add up due to rounding of percentages.

(4) Mr. Lustgarten owns all of the issued and outstanding capital stock of Link Business Solutions and Liel Hi-Tech Systems Ltd., each of which owns 12,917,007 shares of the Company's common stock. The address for each of Link Business Solutions and Liel Hi-Tech Systems, Ltd. is Waterloo Office Park, Dr. Richelle 161, 1410 Waterloo, Belgium.

(5) The address for Outlets, Ltd. is c/o Gainsford Bell, SKL House, 111 Arlozorov Street, Tel Aviv, 62098.


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

In 2003, Mr. Yoav Shachar, the CEO of CSTI granted CSTI a loan in the amount of $100,000 with a repayment date of December 2003 bearing interest equal to Bank Leumi's rates for US dollars. Mr Shachar left the Company and the above loan was partly paid.

Between 2001 and the end of 2003, Meir Elazar received an aggregate of 1.2 million shares of common stock in consideration for his services as an officer and director of the Company.

Other than the above, during the year ended December 31, 2003 there were no substantial transactions between the Company and any of its directors, officers or 5% shareholders, such as loans, guarantees or payments for services.

All future transactions, including any loans between CSTI and any of its officers, directors, principal stockholders and their affiliates will be approved by a majority of CSTI's board of directors and will be on terms no less favorable to CSTI than could be obtained from unaffiliated third parties.

ITEM 13.         EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     3.1.1     Articles of Incorporation (1)

     3.1.2     Amendment to the Articles of Incorporation (1)

     3.2       Bylaws (1)

     10.1 Stock Purchase Agreement dated as of the 21st day of August, 2001, by and among Entertainment International Ltd., a New York corporation ("ENTI"), ENTI Acquisition I Corp., a New York corporation and a wholly-owned subsidiary of ENTI (the "Buyer"), CSTI and the shareholders of CSTI.(1)

     10.2      Employment Agreement (1)

     14        Code of Ethics (2)

     21        Subsidiaries of the registrant (1)

     31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (2)

     31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (2)

     32 Certification by the Chief Executive Officer & Chief Financial Officer Relating to a Periodic Report Containing Financial Statements. (2)

(1) Incorporated herein by reference to the Company's Form 8-K dated October 31, 2001.

(2) Filed herewith.

(B) REPORTS ON FORM 8-K.

There were no reports filed on Form 8-K during the fourth quarter ended December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to our company for the fiscal years ended December 31, 2003 and 2002 by our principal accountant, Moore Stephens, P.C., Certified Public Accountants, are as follows:

---------------------------------------- ------------------------------------- -------------------------------------

                                                         2003                                  2002
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------
                                                      $81,000 *                              $105,000
Audit Fees
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Audit-Related Fees                       $0                                    $0
                                         $0                                    $0
                                         $0                                    $0
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

Tax Fees                                 $0                                    $0
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

All Other Fees                           $0                                    $0
---------------------------------------- ------------------------------------- -------------------------------------
---------------------------------------- ------------------------------------- -------------------------------------

         Total                                    $                                     $
---------------------------------------- ------------------------------------- -------------------------------------

* Estimated

We do not have an audit committee. We have not able to identify and appoint a suitable nominee in time for this annual report. Our management is currently diligently pursuing such a candidate and will appoint an audit committee promptly.

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

-------------------------------- -------------------------------- --------------

SIGNATURE                        TITLE                            DATE
-------------------------------- -------------------------------- --------------
-------------------------------- -------------------------------- --------------

/S/ JACOB LUSTGARTEN             CEO and Chairman of the Board    June 7, 2004
-------------------------------- -------------------------------- --------------
-------------------------------- -------------------------------- --------------

Jacob Lustgarten
-------------------------------- -------------------------------- --------------
-------------------------------- -------------------------------- --------------

/S/ YONA LIEBOWITZ               Chief Financial Officer          June 7, 2004
-------------------------------- -------------------------------- --------------
-------------------------------- -------------------------------- --------------

Yona Leibowitz
-------------------------------- -------------------------------- --------------
-------------------------------- -------------------------------- --------------

/S/ MEIR ELAZAR                  Secretary and Director           June 7, 2004
-------------------------------- -------------------------------- --------------
-------------------------------- -------------------------------- --------------

Meir Elazar
-------------------------------- -------------------------------- --------------