Form 10QSB
period 2003-06-30
CLEAN SYSTEMS TECHNOLOGY GROUP LTD
filed 2004-06-08
CIK 764587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003
                                                 -------------

                                                           or
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE EXCHANGES ACT

        For the transition period from               to
                                       -------------    ----------------------


                        Commission file number 000-14646


                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
        (Exact name of Small Business Issuer as Specified in Its Charter)

NEW YORK                                                              06-1113228
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

4 Ashlagan Street, P.O. Box 8624,
Kiryat Gat, Israel                                                         82021
------------------                                                         -----
(Address of principal executive offices)                              (Zip Code)

011 972 8 660 2108 (Issuer's telephone number, including area code)
------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [   ]

The number of shares outstanding of the registrant's Common Stock, $0.01 Par Value, on June 7, 2004 was 82,663,122 shares.

Transitional Small Business Disclosure Format (check one):
Yes              No    X
    ----------      --------

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.     Financial Statements............................................4-11
Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operation.........................12-18
Item 3.     Controls and Procedures........................................18

                                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings..............................................19
Item 6.     Exhibits and Reports on Form 8-K...............................19
            Signature Page.................................................20

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
            Consolidated Balance Sheet as of June 30, 2003
                (Unaudited)....................................................4
            Consolidated Statements of Operations for the three and six months ended June 30, 2003 (Unaudited) and 2002 (Unaudited)...........5
            Consolidated Statement of Shareholders' Equity (Deficit) for the six
                months ended June 30, 2003 (Unaudited).........................6
            Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2003 (Unaudited) and 2002 (Unaudited).......7-8
            Notes to the Consolidated Financial Statements (Unaudited)......9-11



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                 CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2003.
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS:

CURRENT ASSETS:
   Cash and cash equivalents                                            $    54
   Accounts receivable - net                                              2,099
   Inventory                                                              2,280
   Refundable value added tax                                                88
   Employee advances                                                         21
   Deferred taxes                                                             6
   Other                                                                    278
                                                                        -------

   TOTAL CURRENT ASSETS                                                   4,826

PROPERTY AND EQUIPMENT - NET                                              1,572

OTHER ASSETS                                                                300
                                                                        -------
   TOTAL ASSETS                                                         $ 6,698
                                                                        =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Short-term bank borrowings                                           $   925
   Bank line of credit                                                       77
   Accounts payable                                                       2,008
   Accrued compensation                                                     590
   Accrued expenses                                                         382
   Short-term loans                                                         447
   Short term loans - related party                                         112
   Deferred taxes                                                            54
   Other liabilities                                                         52
                                                                        -------

   TOTAL CURRENT LIABILITIES                                              4,647
                                                                        -------

LONG-TERM BANK DEBT                                                       1,382
                                                                        -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 110,000,000 shares authorized,
   53,693,851, issued and outstanding                                       537
   Additional paid-in capital                                             2,102
   Accumulated deficit                                                   (1,970)
                                                                        -------

   TOTAL SHAREHOLDERS' EQUITY                                               669
                                                                        -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 6,698
                                                                        =======


See Notes to the Consolidated Financial Statements.



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30,                      JUNE 30,
                                                    --------                       --------
                                            2 0 0 3         2 0 0 2         2 0 0 3        2 0 0 2
                                            -------         -------         -------        -------

REVENUES                                 $        980    $      1,578    $      2,332    $      4,677

COST OF REVENUE                                   845           1,407           1,624           3,164
                                         ------------    ------------    ------------    -------------

   GROSS PROFIT                                   135             171             708           1,513

OPERATING EXPENSES:
   Selling, general and administrative            328             752             655           1,267
                                         ------------    ------------    ------------    -------------

   [LOSS] INCOME FROM OPERATIONS                 (193)           (581)             53             246

INTEREST EXPENSE                                  199             117             369             153

FINANCIAL COSTS                                    27            --                27            --

OTHER EXPENSE (INCOME)                            375             (24)            396             251
                                         ------------    ------------    ------------    -------------

   INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                                 (794)           (674)           (739)           (158)

PROVISION FOR INCOME TAXES                         49               2              56              12
                                         ------------    ------------    ------------    -------------

   NET (LOSS)                            $       (843)   $       (676)   $       (795)   $       (170)
                                         ============    ============    ============    =============

   NET (LOSS) PER SHARE - BASIC          $       (.02)   $       (.02)   $       (.02)   $        --
                                         ============    ============    ============    =============

   NET (LOSS) PER SHARE - DILUTED        $       (.02)   $       (.02)   $       (.02)   $        --
                                         ============    ============    ============    =============

   WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES - BASIC                  49,328,287      42,766,087      47,549,210      42,766,087
                                         ============    ============    ============    =============

   WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES - DILUTED                49,328,287      42,766,087      47,549,210      42,766,087
                                         ============    ============    ============    =============



See Notes to the Consolidated Financial Statements.



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                   (IN THOUSANDS, EXCEPT NUMBER OF SHARE DATA)




                                          COMMON STOCK           ADDITIONAL                      TOTAL
                                     NUMBER                       PAID-IN    ACCUMULATED     SHAREHOLDERS'
                                   OF SHARES       AMOUNT         CAPITAL      DEFICIT     EQUITY (DEFICIT)

BALANCE DECEMBER 31, 2002         42,766,087    $       428    $       428   $    (1,175)   $      (319)

ISSUANCE RELATED TO CONVERSION
   OF CONVERTIBLE NOTES            7,627,176             76          1,278                        1,354

ISSUANCE OF NEW SHARES             3,300,588             33            396                          429

NET  (LOSS)                                                                         (795)          (795)
                                 -----------    -----------    -----------   -----------    -----------

BALANCE JUNE 30, 2003             53,693,851    $       537    $     2,102   $    (1,970)   $       669
                                 ===========    ===========    ===========   ===========    ===========



See Notes to the Consolidated Financial Statements.



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        SIX MONTHS ENDED
                                                                        ----------------
                                                                             JUNE 30,
                                                                             --------
                                                                        2 0 0 3   2 0 0 2
                                                                        -------   -------
OPERATING ACTIVITIES:
   Net  (loss)                                                         $  (795)   $  (170)
   Adjustments to reconcile net income to net cash
     (used for) operating activities:
     Amortization and depreciation                                         149        158
     Gain from the sale of property and equipment                           10       --
     Change in accrued severance pay - net                                --           23

   Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable - net                                          (372)      (914)
       Accounts receivable - related party                                --          129
       Inventory                                                           127         42
       Costs incurred in excess of billings on contracts in progress      --         (238)
       Refundable value added tax                                           36         14
       Employee advances                                                  --            8
       Deferred taxes                                                       85          3
       Other current assets                                                (23)      (202)

     Increase (decrease) in:
       Accounts payable                                                    280        522
       Accrued compensation                                               (146)        48
       Accrued expenses                                                     40       (149)
       Other liabilities                                                     4         87
                                                                       -------    -------

   NET CASH - OPERATING ACTIVITIES                                        (605)      (639)
                                                                       -------    -------
INVESTING ACTIVITIES:
   Acquisition of property and equipment                                  --         (443)
   Proceeds from sale of property and equipment                             44       --
   Investment in unconsolidated subsidiary                                --          (94)
   Other assets                                                            (57)        (4)
                                                                       -------    -------

   NET CASH - INVESTING ACTIVITIES                                         (13)      (541)
                                                                       -------    -------

FINANCING ACTIVITIES:
   Proceeds from short-term loans - net                                    217       --
   Proceeds from convertible notes                                        --          948
   Changes in bank line of credit - net                                    (88)       566
   Repayment of short-term loans - net                                    --         (157)
   Proceeds of short-term bank borrowings                                   14       --
   Deferred loan costs                                                    --         (117)
   Common stock issuance                                                   429       --
   Proceeds from long term bank credit                                      86       --
   Prepayment of long term bank credit                                      (9)      --
                                                                       -------    -------

   NET CASH - FINANCING ACTIVITIES                                         649      1,240
                                                                       -------    -------

   NET INCREASE IN CASH AND CASH EQUIVALENTS - FORWARD                 $    31    $    60




See Notes to the Combined Financial Statements.



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  SIX MONTHS ENDED
                                                                  ----------------
                                                                      JUNE 30,
                                                                      --------
                                                                 2 0 0 3  2 0 0 2
                                                                 -------  -------

   NET INCREASE IN CASH AND CASH EQUIVALENTS - FORWARD             $ 31     $ 60

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                     23      107
                                                                   ----     ----

   CASH AND CASH EQUIVALENTS - END OF PERIODS                      $ 54     $167
                                                                   ====     ====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest                                                      $152     $ 91
     Income taxes                                                  $--      $ 12




See Notes to the Consolidated Financial Statements.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
                     PER SHARE DATA OR AS OTHERWISE NOTED)


[1] BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Clean Systems Technology Group, Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] considered necessary in order to make the interim financial statements not misleading have been included. Results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

For accounting purposes, the Transaction has been treated as a recapitalization of CSTI Hi-Tec, Ltd., with CSTI Hi-Tec, Ltd. as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. The consolidated financial statements reflect the results of operations of CSTI Hi-Tec, Ltd. and its subsidiaries and ENTI as of and for the three and six months ended June 30, 2003 and 2002. Pro forma information on the Transaction is not presented as, at the date of the Transaction, ENTI was considered a public shell and accordingly, the Transaction was not considered a business combination. On December 27, 2001, ENTI amended its certificate of incorporation to change its name from Entertainment International, Ltd. to Clean Systems Technology Group, Ltd. (the "Company" or "CSTI").

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


[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

REVENUE RECOGNITION - The Company follows the percentage-of-completion method of accounting for contracts that extend for periods in excess of one year. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred on contracts in progress in excess of related billings is shown as a current asset, and the aggregate of billings on contracts in progress in excess of related costs incurred as shown as a current liability.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In January 2003, the Financial Accounting Standards Board FASB issued FASB Interpretation No- 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. "FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 200 and the variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We believe that we have no unconsolidated variable interest entities that would be considered under the requirements of FIN 46.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.

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


[4] NET INCOME PER SHARE

Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, utilizing the treasury stock method. For the three and six months ended June 30, 2003 and 2002, the shares issued in the Transaction are treated as outstanding for all periods presented.

[5] CONVERTIBLE NOTES

During the six months ended June 30, 2003, the Company did not issue any convertible notes.

During the second quarter of 2003, 7,627,176 common shares were issued to convert certain convertible notes issued during October 2001 to February 2002 by several investors in the Company. According to the terms and conditions of the notes, each note holder has received a number of shares which reflect his investment plus interest of 8% annually for a period of 18 months.

According to section 4 of the notes the conversion rate was fixed at $ 0.1775 as of May 15, 2003.

[6] ISSUANCE OF SHARES

During the second quarter of 2003, an aggregate of $402,000 was invested in the Company in exchange for 3,300,588 shares of common stock.

[7] OTHER (EXPENSE)

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

During the six months ended June 30, 2003, certain assets and liabilities were denominated in the new Israeli shekel while the payments to suppliers were linked to the U.S. dollar. This caused a substantial translation adjustment due to relative strength of the U.S. Dollar to the NIS in 2003.

[8] GEOGRAPHIC REPORTING

Revenues by geographic classifications are as follows:


                                                               [IN U.S. $ THOUSANDS]
                                            ISRAEL         ITALY       INDIA       FRANCE        TOTAL

For the period ended June 30, 2003      $   2,075    $        30   $       --   $       227  $     2,332
For the period ended June 30, 2002      $   4,406    $       253   $       18   $         -  $     4,677


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of the Company's financial condition and results of operations is based on its consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America. All significant accounting policies are disclosed in note 2 to the consolidated financial statements included in Form 10-KSB. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of the Company's critical accounting policies. Critical accounting policies and estimates are:

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In January 2003, the Financial Accounting Standards Board FASB issued FASB Interpretation No- 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. "FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 200 and the variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We believe that we have no unconsolidated variable interest entities that would be considered under the requirements of FIN 46.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149"), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.

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

                                               THREE MONTHS         SIX MONTHS
                                                   ENDED              ENDED
                                                  JUNE 30,           JUNE 30,
                                              ---------------   ----------------
                                                2003     2002     2003      2002
                                                ----     ----     ----      ----
                                                  %        %        %        %

Revenues                                         100      100      100      100
                                                ----     ----     ----     ----

Cost of Revenues                                  86       89       70       68
Gross Profit                                      14       11       30       32
Selling General and Administrative                34       48       28       27

(Loss) Income from Operations                    (20)     (37)       2        5

Interest Expense                                  20        8       16        3
Financial Costs                                    3     --          1     --
Other (Income)Expense                             38       (2)      17        5
Income (loss) Before Taxes on
 Income                                          (81)     (43)     (32)      (3)
Income Taxes                                       5     --          2        1
                                                ----     ----     ----     ----

Net  (Loss)                                      (86)     (43)     (34)      (4)
                                                ====     ====     ====     ====

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002 (AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED)

REVENUES

Revenues in 2003 of $980 decreased $598 (or 38%) from $1,578 in 2002. This decrease was due to the general slow down in the Israeli economy and the slowdown in particular in the industrial sector. Management's strategic decision is to continue to be a premier industry leader in Israel as well as to continue to gain market share in the European and Central Asian markets. During the three months ended June 30, 2003 and 2002, revenues to customers in Israel amounted to $965 and $ 1,399, respectively. Revenues to non-domestic customers amounted to $15 and $179for the three months ended June 30, 2003 and 2002, respectively. In general, the Company is not dependent upon any single customer or group of customers. The nature of the Company's business is such that it works on several large contracts at any one time. Therefore, several customers may comprise a significant portion of CSTI's revenues during any fiscal period. Once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of that system.

COST OF REVENUES

The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                        2 0 0 3       2 0 0 2
                                                        -------       -------

Cost of materials and inventory                          $  379        $  443
Salaries, subcontractors and related expenses               305           692
Cost of service abroad                                       13            17
Rent and taxes                                                9            20
Vehicles and transportation                                  53           113
Equipment maintenance and insurance                          43            61
Depreciation and Amortization                                37            45
Miscellaneous                                                 6            16
                                                         ------        ------

Cost of Revenues                                         $  845        $1,407
                                                         ======        ======

Cost of revenues has decreased by $562 (or 40%) to $845 in 2003 from $1,407 in 2002. The decrease is in line with the overall decline in Company revenues. The purchase cost of materials did not significantly increase in 2003 over 2002. Materials, inventory costs and labor as a percentage of revenues was 70% in 2003 as compared to 72% in 2002. The average number of employees during 2003 was 60 as compared to 140 for 2002. Other costs such as rent and taxes, transportation, equipment maintenance and insurance and depreciation have changed in relative proportion to the decrease in revenues.

GROSS PROFIT

Gross profit has decreased by $36 (or 21%) to $135 in 2003 from $171 in 2002. Gross profit margins remained consistent at 14% in 2003 versus 11% in 2002.

SELLING, GENERAL AND ADMINISTRATIVE

The following table sets forth details regarding selling, general and administrative expenses for the periods indicated:

                                                       THREE MONTHS ENDED
                                                           JUNE 30,
                                                     2 0 0 3       2 0 0 2
                                                     -------       -------

Salaries and related expenses                      $      99      $     307
Professional fees                                         56            250
Telephone and office maintenance                         101             72
Travel vehicles and transportation                         9             38
Depreciation                                              24             22
Sales and marketing                                       39             63
                                                   ---------      ---------

                                                   $     328      $     752
                                                   =========      =========

Selling, General and Administrative Expenses ("SG&A") have decreased $424 (or 56%) to $328 in 2003 from $752 in 2002. The decrease is primarily attributable to the termination of three senior positions at the end of 2002. Management also instituted a cost cutting plan due to the decrease in revenue generating activities.

INTEREST EXPENSE

Interest expense increased by $122 to $199 in 2003 from $77 in 2002. The increase is primarily attributable to a higher level of outstanding debt in 2003 as compared to 2002.

OTHER INCOME (EXPENSE)

The increase in other expense of $399 to $375 in 2003 as compared to an income of $24 in 2002 is primarily the result of foreign currency translation adjustments. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

During the three months ended June 30, 2003 and 2002, certain assets and liabilities were denominated in NIS while the payments to suppliers was linked to the U.S. dollar.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002(AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED).

REVENUES

Revenues in 2003 of $2,332 decreased $2,345 (or 50%) from $4,677 in 2002. This decrease was due to the general slow down in the Israeli economy and the slowdown in particular in the industrial sector. During the six months ended June 30, 2003 and 2002, revenues to customers in Israel amounted to $2,075 and $201, respectively. Revenues to Italian and other non-domestic costumers amounted to $257 and $9,922 for the six months ended June 30, 2003 and 2002, respectively.

COST OF REVENUES

The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             2 0 0 3     2 0 0 2
                                                             -------     -------

Cost of materials and inventory                              $  622       $  571
Salaries subcontractors and related expenses                    584        1,388
Cost of service abroad                                           68           56
Rent and taxes                                                   58           42
Vehicles and transportation                                     106          187
Equipment maintenance and insurance                              85           70
Depreciation                                                     89           89
Miscellaneous                                                    12           27
Changes in work in process                                     --            734
                                                             ------       ------

Cost of revenues                                             $1,624       $3,164
                                                             ======       ======

Cost of revenues has decreased by $1,540 (or 49%) to $1,624 in 2003 from $3,164 in 2002. The decrease is in line with the overall decline in Company revenues. The purchase cost of materials increased 8% in 2003 over 2002. Materials, inventory costs and labor as a percentage of revenues was 52% in 2003 as compared to 42% in 2002 reflecting increased materials costs. The average number of employees during 2003 was 60 as compared to 140 for 2002. Other costs such as rent and taxes, transportation, equipment maintenance and insurance and depreciation have changed in relative proportion to the decrease in revenues.

GROSS PROFIT

Gross profit has decreased by $805 to $708 in 2003 from $1,513 in 2002. Gross profit percentage decreased to 30% in 2003 from 32% in 2002 due to the lower margins attained on revenues in Israel due to the pricing environment. During the six months ended June 30, 2003,a substantial portion of revenues was earned in Israel as well as revenues earned in the comparative six month period for 2002. Further, the projects worked on in the first six months of 2003 were more labor intensive than the materials intensive projects of the first six months of 2002.

SELLING, GENERAL AND ADMINISTRATIVE

The following table sets forth details regarding selling, general and administrative expenses for the periods indicated:

                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                   2 0 0 3         2 0 0 2
                                                   -------         -------

Salaries and related expenses                    $     177      $       550
Professional fees                                      161              269
Telephone and office maintenance                       154              123
Travel vehicles and transportation                      19               83
Depreciation                                            57               43
Sales and marketing                                     87              199
                                                 ---------      -----------

                                                 $     655      $     1,267
                                                 =========      ===========

Selling, general and administrative expenses ("SG&A") have decreased by $ 612 (or 48%) to $655 in 2003 from $1,267 in 2002. The decrease is primarily attributable to the cut in three executive management positions in end of 2002 and cost cutting as a result the decrease in revenue generating activities.

INTEREST EXPENSE

Interest expense increased by $216 to $369 in 2003 from $153 in 2002. The increase is primarily attributable to the higher level of outstanding debt in 2003 as compared to 2002.

OTHER INCOME (EXPENSE)

The increase in other expense of $145 to $396 in 2003 as compared to $251 in 2002 is primarily the result of a foreign currency translation adjustment.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had cash and cash equivalents of $54 as compared to $167 at June 30, 2002.

Net cash used in operating activities was $605 for the six months ended June 30, 2003 as compared to $639 for the six months ended June 30, 2002. The use of net cash for operating activities for 2003 is due primarily to net losses and an increase in net accounts receivables offset by increases in accounts payable.

Net cash used in investing activities was $13 and $541 for the six months ended June 31, 2003 and 2002, respectively. During 2002 the Company invested in property and equipment as a consequence of an arrangement with the Israeli tax authorities regarding a benefit program on new investment.

Net cash provided by financing activities was $649 and $1,240 for the six months ended June 30, 2003 and 2002, respectively. The decrease was primarily due to a lower level of new borrowings to support the Company's working capital position in 2003 versus 2002.

THE FOLLOWING SUMMARIZES CERTAIN FINANCING OUTSTANDING AS OF JUNE 30, 2003:

[a] Bank Guarantees - Certain customers require the Company to obtain bank guarantees of a portion of the contract undertaken. The Company has an agreement with the bank under which such guarantees are available. In the event the Company is unable to perform all aspects of the contracts, the bank will make contractual payments to customers and then seek reimbursement from the Company. As of June 30, 2003, the bank had extended approximately $383 in guarantees to five customers.

Assuming there is no significant adverse change affecting the business, the Company believes that additional equity funding and cash flow from operations will be sufficient to fund its needs for at least the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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


                                       CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.


Dated: June 6, 2004                    By: /s/JACOB LUSTGARTEN
                                          ----------------------------------
                                       Jacob Lustgarten
                                       Chief Executive Officer and
                                       Chairman of the Board

Dated: June 6, 2004                    By: /S/ YONA LIEBOWITZ
                                          ----------------------------------
                                       Yona Liebowitz
                                       Chief Financial Officer