Form 10QSB
period 2003-09-30
CLEAN SYSTEMS TECHNOLOGY GROUP LTD
filed 2004-06-08
CIK 764587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003
                                               ------------------

                                                           or
[]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGES ACT

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

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.   Financial Statements..............................................4-11
Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operation...........................12-18
Item 3.   Controls and Procedures..........................................18

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................19
Item 6.   Exhibits and Reports on Form 8-K.................................19
          Signature Page...................................................20

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

            Consolidated Balance Sheet as of September 30, 2003 (Unaudited)..........................4
            Consolidated Statements of Operations for the three and nine months ended September 30, 2003 (Unaudited) and 2002 (Unaudited)............................5
            Consolidated Statement of Shareholders' Equity (Deficit) for the nine months ended September 30, 2003 (Unaudited)..........................................6
            Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2003 (Unaudited) and 2002 (Unaudited)..........................7-8
            Notes to the Consolidated Financial Statements (Unaudited)...............................9-11



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

              CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2003.
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                                            $     6
   Accounts receivable - net                                              1,481
   Inventory                                                              2,223
   Refundable value added tax                                                82
   Employee advances                                                         20
   Deferred taxes                                                             2
   Other                                                                    216
                                                                        -------

   TOTAL CURRENT ASSETS                                                   4,030

PROPERTY AND EQUIPMENT - NET                                              1,486

OTHER ASSETS                                                                328
                                                                        -------

   TOTAL ASSETS                                                         $ 5,844
                                                                        =======

LIABILITIES AND SHAREHOLDERS' DEFICIT:
CURRENT LIABILITIES:
   Short-term bank borrowings                                           $   929
   Bank line of credit                                                      177
   Accounts payable                                                       2,136
   Accrued compensation                                                     525
   Accrued expenses                                                         483
   Short term loans                                                          68
   Short term loans - related party                                         108
   Deferred taxes                                                            62
   Other liabilities                                                         39
                                                                        -------

   TOTAL CURRENT LIABILITIES                                              4,527
                                                                        -------

LONG-TERM BANK DEBT                                                       1,160
                                                                        -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 110,000,000 shares authorized,
     55,028,851, issued and outstanding                                     551
   Additional paid-in capital                                             2,235
   Accumulated Deficit                                                   (2,629)
                                                                        -------

   TOTAL SHAREHOLDERS' EQUITY                                               157
                                                                        -------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 5,844
                                                                        =======


See Notes to the Consolidated Financial Statements.




                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                  -------------                   -------------
                                            2 0 0 3         2 0 0 2         2 0 0 3        2 0 0 2
                                            -------         -------         -------        -------

REVENUES                                 $        477    $      1,512    $      2,809    $      6,189

COST OF REVENUE                                   645           1,196           2,269           4,360
                                         ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                              (168)            316             540           1,829

OPERATING EXPENSES:
   Selling, general and administrative            466             475           1,121           1,742
                                         ------------    ------------    ------------    ------------

   INCOME(LOSS) FROM OPERATIONS                  (634)           (159)           (581)             87

INTEREST EXPENSE                                 (105)           (164)           (474)           (317)

FINANCIAL COSTS                                  --              --               (27)           --

OTHER INCOME (EXPENSE)                             86             (57)           (310)           (308)
                                         ------------    ------------    ------------    ------------

   (LOSS) BEFORE PROVISION FOR
      INCOME TAXES                               (653)           (380)         (1,392)           (538)

PROVISION(BENEFIT) FOR INCOME
   TAXES                                            6             (17)             62              (5)
                                         ------------    ------------    ------------    ------------

   NET(LOSS)                             $       (659)   $       (363)   $     (1,454)   $       (533)
                                         ============    ============    ============    ============

   NET (LOSS) PER SHARE - BASIC          $       (.01)   $       (.01)   $       (.03)   $       (.01)
                                         ============    ============    ============    ============

NET (LOSS) PER SHARE - DILUTED           $       (.01)   $       (.01)   $       (.03)   $       (.01)
                                         ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES - BASIC                     54,376,184      42,766,087      48,823,519      42,766,087
                                         ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES - DILUTED                    54,376,184      42,766,087      48,823,519      42,766,087
                                         ============    ============    ============    ============



See Notes to the Consolidated Financial Statements.



                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                   (IN THOUSANDS, EXCEPT NUMBER OF SHARE DATA)




                                                      COMMON STOCK           ADDITIONAL                       TOTAL
                                                NUMBER                         PAID-IN    ACCUMULATED     SHAREHOLDERS'
                                               OF SHARES       AMOUNT          CAPITAL      DEFICIT     EQUITY (DEFICIT)

BALANCE DECEMBER 31, 2002                     42,766,087   $         428  $         428  $     (1,175)    $        (319)

ISSUANCE RELATED TO CONVERSION OF
   CONVERTIBLE NOTES;/                         7,627,176              76          1,278                           1,354

ISSUANCE OF NEW SHARES                         4,635,588              47            529                             576

NET (LOSS)                                            --              --             --        (1,454)           (1,454)
                                          --------------   -------------  -------------  -------------    --------------

   BALANCE SEPTEMBER 30, 2003                 55,028,851   $         551  $       2,235  $     (2,629)    $         157
                                          ==============   =============  =============  =============    =============





See Notes to the Consolidated Financial Statements.


                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        2 0 0 3    2 0 0 2
                                                                        -------    -------
OPERATING ACTIVITIES:
   Net (loss)                                                          $(1,454)   $  (533)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
     Amortization and depreciation                                         235        281
     Loss from the sale of property and equipment                           10         50
     Change in accrued severance pay - net                                --           20
     Issuance of stock for services                                        147       --

   Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable - net                                           246     (1,055)
       Accounts receivable - related party                                --          129
       Inventory                                                           184         23
       Costs incurred in excess of billings on contracts in progress      --         (231)
       Refundable value added tax                                           42        (13)
       Employee advances                                                     1          7
       Deferred taxes                                                       97          1
       Other current assets                                               (114)      (309)

     Increase (decrease) in:
       Accounts payable                                                    408        293
       Accrued compensation                                               (210)       244
       Accrued expenses                                                     84        (86)
       Other liabilities                                                    (9)        98
                                                                       -------    -------

   NET CASH - OPERATING ACTIVITIES                                        (333)    (1,081)
                                                                       -------    -------

INVESTING ACTIVITIES:
   Acquisition of property and equipment                                  --         (573)
   Proceeds from sale of property and equipment                             44       --
   Investment in unconsolidated subsidiary                                 (50)       108
   Other assets                                                            (35)        (6)
                                                                       -------    -------

   NET CASH - INVESTING ACTIVITIES                                         (41)      (471)
                                                                       -------    -------

FINANCING ACTIVITIES:
   Proceeds from short-term loans                                           18       --
   Proceeds from convertible notes                                        --        1,009
   Changes in bank line of credit - net                                     12        777
   Changes in short-term loans - net                                      (165)      (175)
   Common stock issuance                                                   429       --
   Deferred loan costs                                                    --         (117)
   Repayment of long term bank credit                                      (23)      --
   Proceeds from long term bank credit                                      86       --
                                                                       -------    -------

   NET CASH - FINANCING ACTIVITIES                                         357      1,494
                                                                       -------    -------

   NET [DECREASE] IN CASH AND CASH EQUIVALENTS - FORWARD               $   (17)   $   (58)

See Notes to the Consolidated Financial Statements.




                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                                2 0 0 3  2 0 0 2
                                                                -------  -------

   NET [DECREASE] IN CASH AND CASH EQUIVALENTS - FORWARDED       $ (17)   $ (58)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                    23      107
                                                                 -----    -----

   CASH AND CASH EQUIVALENTS - END OF PERIODS                    $   6    $  49
                                                                 =====    =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest                                                    $ 230    $ 184
     Income taxes                                                    $    $  12




See Notes to the Consolidated Financial Statements.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
                     PER SHARE DATA OR AS OTHERWISE NOTED)


[1] BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Clean Systems Technology Group, Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments [consisting of normal recurring accruals] considered necessary in order to make the interim financial statements not misleading have been included. Results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

For accounting purposes, the Transaction has been treated as a recapitalization of CSTI Hi-Tec, Ltd., with CSTI Hi-Tec, Ltd. as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. The consolidated financial statements reflect the results of operations of CSTI Hi-Tec, Ltd. and its subsidiaries and ENTI as of and for the three and nine months ended September 30, 2003 and 2002. Pro forma information on the Transaction is not presented as, at the date of the Transaction, ENTI was considered a public shell and accordingly, the Transaction was not considered a business combination. On December 27, 2001, ENTI amended its certificate of incorporation to change its name from Entertainment International, Ltd. to Clean Systems Technology Group, Ltd. (the "Company" or "CSTI").

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


[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

REVENUE RECOGNITION - The Company follows the percentage-of-completion method of accounting for contracts that extend for periods in excess of one year. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Where contracts in progress are subject to negotiation and it is probable that the additional costs will be recovered, none of the costs are recognized in the income statement until pricing has been approved. Similarly, revenue is not recognized until realization is assured beyond a reasonable doubt. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of costs incurred on contracts in progress in excess of related billings is shown as a current asset, and the aggregate of billings on contracts in progress in excess of related costs incurred as shown as a current liability.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In January 2003, the Financial Accounting Standards Board FASB issued FASB Interpretation No- 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51. " FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 200 and the variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We believe that we have no unconsolidated variable interest entities that would be considered under the requirements of FIN 46.

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

[4] NET INCOME PER SHARE

Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, utilizing the treasury stock method. For the three and nine months ended September 30, 2003 and 2002, the shares issued in the Transaction are treated as outstanding for all periods presented.

[5] CONVERTIBLE NOTES

During the nine months ended September 30, 2003, the Company did not issue any convertible notes.

During the second quarter of 2003, 7,627,176 common shares were issued to convert certain convertible notes issued during October 2001 to February 2002 by several investors in the Company. According to the terms and conditions of the notes, each note holder has received a number of shares which reflects his investment plus interest of 8% annually for a period of 18 months.

According to section 4 of the notes the conversion rate was fixed at $ 0.1775 as of May 15, 2003.

[6] ISSUANCE OF SHARES

In the second quarter of 2003, an aggregate of $402,000 was invested in the Company related to the issuance of 3,300,588 shares of common stock.

On August 14, 2003, 1,335,000 common shares were issued to a public relations firm for services rendered (135,000 shares) and to a Company Director as compensation (1,200,000 shares). A charge of $146,850 is included in selling, general and administrative expenses reflecting the market value of the stock on the date of issuance.

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

During the nine months ended September 30, 2003, certain assets and liabilities were denominated in new Israeli Shekel ("NIS") while the payments to suppliers were linked to the U.S. dollar. This caused a substantial translation adjustment due to the relative strength of the U.S dollar to the NIS in 2003.

[8] GEOGRAPHIC REPORTING

Revenues by geographic classifications are as follows:


                                                      [IN U.S. $ THOUSANDS]
                                                       -------------------
                                          ISRAEL    ITALY   OTHERS   FRANCE   TOTAL
                                          ------    -----   -------  ------   -----

For the period ended September 30, 2003   $2,502   $   80   $ --     $  227   $2,809
For the period ended September 30, 2002   $5,880   $  284   $   25   $ --     $6,189


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

                                      THREE MONTHS             NINE MONTHS
                                         ENDED                   ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                     -------------            -------------
                                 2 0 0 3      2 0 0 2      2 0 0 3     2 0 0 2
                                 -------      -------      -------     -------
                                    %            %            %           %
Revenues                           100          100          100          100
                                  ----         ----         ----         ----
Cost of Revenues                   135           79           81           70

Gross Profit                       (35)          21           19           30
Selling General and                (98)         (31)          40           28
Administrative

Income(loss) from Operations      (133)         (10)         (21)           2

Interest Expense                   (22)         (11)         (18)          (5)
Other (Expense)                     18           (4)         (11)          (5)

Income (loss) Before 50 Taxes     (137)         (25)         (50)          (8)

Income Taxes                        (1)           1           (2)          (1)
                                  ----         ----         ----         ----

Net Income                         (52)          (9)        (138)         (24)
                                  ====         ====         ====         ====

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002 (AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED)

REVENUES

Revenues in 2003 of $477 decreased $1,035 (or 68%) from $1,512 in 2002. This decrease was due to the general slow down in the Israeli economy and the slowdown in particular in the industrial sector. Management's strategic decision is to continue to be a premier industry leader in Israel as well as to continue to gain market share in the European and Central Asian markets. During the three months ended September 30, 2003 and 2002, revenues to customers in Israel amounted to $427 and $1,474, respectively. Revenues to non-domestic customers amounted to $50 and $38, respectively. In general, the Company is not dependent upon any single customer or group of customers. The nature of the Company's business is such that it works on several large contracts at any one time. Therefore, several customers may comprise a significant portion of CSTI's revenues during any fiscal period. Once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of that system.

COST OF REVENUES

The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     2 0 0 3          2 0 0 2
                                                     -------          -------

Cost of materials and inventory                  $        152     $         436
Salaries, subcontractors and related expenses             237               568
Cost of service abroad                                     17                13
Rent and taxes                                             43                35
Vehicles and transportation                                98                51
Equipment maintenance and insurance                        31                48
Depreciation and amortization                              56                45
Miscellaneous                                              11                 -
                                                 ------------     -------------

Cost of Revenues                                 $        645     $       1,196
                                                 ============     =============

Cost of revenues has decreased by $551 (or 46%) to$ 645 in 2003 from $1,196 in 2002. The decrease is in line with the overall decline in Company revenues. The purchase cost of materials increased in 2003 as a percentage of the revenue as compared to 2002, from 29% to 32% . Materials, inventory costs and labor as a percentage of revenues was higher in 2003 as compared to 2002. The average number of employees during 2003 was 65 as compared to 145 for 2002. Other costs such as rent and taxes, transportation, equipment maintenance and insurance and depreciation have changed in relative proportion to the decrease in revenues.

GROSS PROFIT

Gross profit has decreased by $484 (or 153%) to $(168) in 2003 from $316 in 2002.

SELLING, GENERAL AND ADMINISTRATIVE

The following table sets forth details regarding selling, general and administrative expenses for the periods indicated:

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                             2 0 0 3          2 0 0 2
                                             -------          -------

Salaries and related expenses              $       104     $        169
Professional fees                                  202              111
Telephone and office maintenance                    72               27
Travel vehicles and transportation                  10               85
Depreciation                                        41               28
Sales and marketing                                 37               55
                                           -----------     ------------

                                           $       466     $        475
                                           ===========     ============

Selling, General and Administrative Expenses ("SG&A") have decreased $9 (or 2%) to $466 in 2003 from $ 475 in 2002. The decrease is primarily attributable to the termination of three senior employees at the end of 2002. Management's initiative to increase domestic sales efforts resulted in increased professional fees.

INTEREST EXPENSE

Interest expense decreased by $59 to $105 in 2003 from $164 in 2002. The decrease is primarily attributable to a reduction in interest rates.

OTHER INCOME (EXPENSE)

The decrease in other expense of $143 to income of $ 86 in 2003 as compared to an expense of $57 in 2002 is primarily the result of foreign currency translation adjustments. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

During the three months ended September 30, 2003 and 2002, certain assets and liabilities were denominated in NIS while the payments to suppliers was linked to the U.S. dollar.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002(AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED).

REVENUES

Revenues in 2003 of $2,809 decreased $3,380 (or 55%) from $6,189 in 2002. This decrease was due to the general slow down in the Israeli economy and the slowdown in particular in the industrial sector. During the nine months ended September 30, 2003 and 2002, revenues to customers in Israel amounted to $2,502 and $5,880, respectively. Revenues to Italian, Indian, and other non-domestic costumers amounted to $307 and $309 for the nine months ended September 30, 2002 and 2001, respectively.

COST OF REVENUES

The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        2 0 0 3         2 0 0 2
                                                        -------         -------

Cost of materials and inventory                       $       774    $     1,007
Salaries, subcontractors, and related expenses                821          1,956
Cost of service abroad                                         85             69
Rent and taxes                                                101             77
Vehicles and transportation                                   204            238
Equipment maintenance and insurance                           116            118
Depreciation                                                  145            134
Miscellaneous                                                  23             27
Changes in work in process                                    ---            734
                                                      -----------    -----------

Cost of revenues                                      $     2,269    $     4,360
                                                      ===========    ===========

Cost of revenues has decreased by $2,091 (or 48%) to $2,269 in 2003 from $4,360 in 2002. The decrease is in line with the overall decline in Company revenues. The purchase cost of materials did not significantly increase in 2003 over 2002. Materials, inventory costs and labor as a percentage of revenues was 57% in 2003 as compared to 48% in 2002 reflecting large decrease in revenues. The average number of employees during 2003 was 60 as compared to 140 for 2002. Other costs such as rent and taxes, transportation, equipment maintenance and insurance and depreciation have changed in relative proportion to the decrease in revenues.

GROSS PROFIT

Gross profit has decreased by $1,289 to $540 in 2003 from $1,829 in 2002. The decrease in gross profit percentage to 19% in 2003 from 30% in 2002 is due to the lower margins attained on revenues in Israel due to the pricing environment. During the nine months ended September 30, 2003, a substantial portion of revenues was earned in Israel as well as revenues earned in the comparative nine month period for 2002. The projects worked on in the first nine months of 2003 were more labor intensive than the materials intensive projects of the first nine months of 2002.


SELLING, GENERAL AND ADMINISTRATIVE

The following table sets forth details regarding selling, general and administrative expenses for the periods indicated:

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     2 0 0 3         2 0 0 2
                                                     -------         -------

Salaries and related expenses                 $          281    $          754
Professional fees                                        363               420
Telephone and office maintenance                         226               150
Travel vehicles and transportation                        29               168
Depreciation                                              98                71
Sales and marketing                                      124               179
                                              --------------    ---------------

                                                       1,121             1,742
                                              ==============    ===============

Selling, general and administrative expenses ("SG&A") have decreased $621 (or 36%) to $1,121 in 2003 from $1,742 in 2002. The decrease is primarily attributable to the termination of three executive management positions end of 2002.

Management has also instituted cost cutting program in response to slow down in activities.

INTEREST EXPENSES

Interest expense increased by $157 to $474 in 2003 from $317 in 2002. The increase is primarily attributable to a higher level of outstanding debt in 2003 as compared to 2002. Part of the increase was offset by the conversion of convertible notes to common stock in 2003.

OTHER INCOME (EXPENSE)

No material change in this category over the comparative periods.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had cash and cash equivalents of $6 as compared to $49 at September 30, 2002.

Net cash used in operating activities was $333 for the nine months ended September 30, 2003 as compared to $1,081 for the nine months ended September 30, 2002. The use of net cash for operating activities in 2003 is primarily attributable to net losses offset by decreases in net accounts receivables and increases in accounts payable.

Net cash used in investing activities was $41 and $471 for the nine months ended September 30, 2003 and 2002, respectively. During 2002, the Company invested in property and equipment as a consequence of an arrangement with Israeli tax authorities regarding a benefit program on new investment.

Net cash provided by financing activities was $357 and $1,494 for the nine months ended September 30, 2003 and 2002, respectively. The decrease was primarily due to a lower level of new borrowings to support the Company's working capital position in 2003 versus 2002.

The following summarizes certain financing outstanding as of September 30, 2003:

[a] Bank Guarantees - Certain customers require the Company to obtain bank guarantees of a portion of the contract undertaken. The Company has an agreement with the bank under which such guarantees are available. In the event the Company is unable to perform all aspects of the contracts, the bank will make contractual payments to customers and then seek reimbursement from the Company. As of September. 30, 2003, the bank had extended approximately $383 in guarantees to five customers.

Assuming there is improvement in the results of the business, the Company believes that additional equity funding and cash flow from operations and will be sufficient to fund its needs for at least the next twelve months.

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


                                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.


Dated: June 6, 2004                   By: /s/ JACOB LUSTGARTEN
                                         ----------------------------
                                      Jacob Lustgarten
                                      Chief Executive Officer and
                                      Chairman of the Board

Dated: June 6, 2004                   By:  /s/ JOYA LIEBOWITZ
                                         ----------------------------
                                      Yona Liebowitz
                                      Chief Financial Officer