Form 10QSB
period 2004-03-31
CLEAN SYSTEMS TECHNOLOGY GROUP LTD
filed 2005-04-14
CIK 764587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004
                                       Or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGES ACT

              For the transition period from _________ to _________

                        Commission file number 000-14646


                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
        (Exact name of Small Business Issuer as Specified in Its Charter)

     NEW YORK                                          06-1113228
-------------------------------                  ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

4 Ashlagan Street, P.O. Box 8624, Kiryat Gat, Israel      82021
----------------------------------------------------    ----------
     (Address of principal executive offices)           (Zip Code)

                               011 972 8 660 2108
                ------------------------------------------------
                (Issuer's telephone number, including area code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]  No [X]

The number of shares outstanding of the registrant's Common Stock, $0.01 Par Value, on March 31, 2005 was 81,962,670 shares.

Transitional Small Business Disclosure Format (check one):
Yes                No    X
    ------------      -----------

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                          Number

Item 1.       Financial Statements.........................................4-11
Item 2.       Management's Discussion and Analysis or Plan of Operation...12-17
Item 3.       Controls and Procedures........................................17

 PART II - OTHER INFORMATION

Item 1.       Legal Proceedings..............................................18
Item 2.       Unregistered Sale of Equity Securities and Use of Proceeds.....18
Item 3.       Defaults upon Senior Securities................................18
Item 4.       Submission of Matters to a Vote of Securities Holders..........18
Item 5.       Other Information..............................................18
Item 6.       Exhibits and Reports on Form 8-K...............................18

Signature Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheet as of March 31, 2004 (Unaudited)...................4
Consolidated Statements of Operations for the three months
 ended March 31, 2004 and 2003 (Unaudited)....................................5
Consolidated Statements of Cash Flows for the three months
 ended March 31, 2004 and 2003 (Unaudited)....................................6
Notes to the Consolidated Financial Statements (Unaudited).................7-11

Clean Systems Technology Group, Ltd
Consolidated Balance Sheet
March 31, 2004
(Unaudited)
(in thousands)

ASSETS

Current assets:
   Cash and cash equivalents                                  $           1,150
   Account receivable - net of allowance
     for doubtful accounts of $114                                        1,556
   Inventory                                                              2,095
   Other current assets                                                     424
                                                              ------------------
     Total current assets                                                 5,225

Property and equipment - net                                              1,171

Investment                                                                  178

Other assets                                                                 66
                                                              ------------------

                                                              $           6,640
                                                              ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current potion long term debt - Lines of
    credit and notes payable                                  $           1,231
   Due to related parties                                                    70
   Accounts payable                                                       1,901
   Accrued expenses                                                         558
   Accrued compensation                                                     550
   Other liabilities                                                        121
                                                              ------------------
     Total current liabilities                                            4,431
                                                              ------------------

Long-term debt                                                              760


Commitments and contingencies                                                 -

Shareholders' equity:
   Common stock, $0.01 par value, 110,000,000
    shares authorized, 81,962,670 issued and
    outstanding                                                             820
   Additional paid-in capital                                             5,411
   Stock subscription receivable                                            (97)
   Accumulated deficit                                                   (4,685)
                                                              ------------------
     Total shareholders' equity                                           1,449
                                                              ------------------

                                                              $           6,640
                                                              ==================


See notes to unaudited consolidated financial statements.

Clean Systems Technology Group, Ltd
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)


                                                                   Three months Ended
                                                           ------------------------------------
                                                             March 31,            March 31,
                                                                2004                2003
                                                           ---------------     ----------------
Revenues                                                   $        1,564      $         1,352
Cost of Revenues                                                      894                  779
                                                           ---------------     ----------------
                                                                      670                  573

Administrative and general expenses                                   384                  327
                                                           ---------------     ----------------

Income from operations                                                286                  246
                                                           ---------------     ----------------

Other (expense) income
   Interest expenses                                                 (62)                (170)
   Other (expense) income                                              65                 (21)
                                                           ---------------     ----------------
     Total other (expense) income                                       3                (191)
                                                           ---------------     ----------------

Income before provision for income taxes                              289                   55

Provision for income taxes                                             12                    7
                                                           ---------------     ----------------

Net income                                                 $          277      $            48
                                                           ===============     ================


Net income per share - basic                               $            -      $             -
                                                           ===============     ================

Net income per share - diluted                             $            -      $             -
                                                           ===============     ================


Weighted average number of common shares - basic               78,395,857           42,766,087
                                                           ===============     ================
Weighted average number of common shares - diluted             78,395,857           44,321,516
                                                           ===============     ================







See notes to unaudited consolidated financial statements.

Clean Systems Technology Group, Ltd
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)


                                                                           Three months Ended
                                                                     --------------------------------
                                                                      March 31,          March 31,
                                                                         2004              2003
                                                                     -------------     --------------

Operating Activities:
     Net income                                                      $        277      $          48
     Adjustments to reconcile net income to net cash
        used in operating activities:
           Depreciation                                                        76                 85
           Gain from the sale of property and equipment                         -                 10
     Changes in operating assets and liabilities:
        Account receivable                                                   (275)              (802)
        Inventory                                                             120                (35)
        Other assets                                                         (109)                (5)
        Accounts payable                                                       27                363
        Accrued expenses                                                      (19)                22
        Accrued compensation                                                 (192)               (95)
        Other liabilities                                                    (161)                20
                                                                     -------------     --------------
Net cash used in operating activities                                        (256)              (389)
                                                                     -------------     --------------

Investing Activities:

     Acquisition of property and equipment                                     (9)                 -

     Proceeds from sale of property and equipment                               -                 44
                                                                     -------------     --------------
Net cash (used in) provided by investing activities                            (9)                44
                                                                     -------------     --------------

Financing Activities:

     Proceeds from lines of credit and notes payable                            -                385
     Repayments of lines of credit and notes payable                         (261)               (48)

     Proceeds from issuance of common stock                                 1,108                  -

     Offering costs associated with issuance of common stock                  (20)                 -
                                                                     -------------     --------------
Net cash provided by financing activities                                     827                337
                                                                     -------------     --------------

Net increase (decrease) in cash                                               562                 (8)

Cash and cash equivalents at beginning of year                                588                 23
                                                                     -------------     --------------

Cash and cash equivalents at end of period                           $      1,150      $          15
                                                                     =============     ==============


Supplemental disclosure of cash flow information:
     Cash Paid for:

        Interest                                                     $         62      $         106
                                                                     =============     ==============
        Income taxes                                                 $          -      $           -
                                                                     =============     ==============



See notes to unaudited consolidated financial statements.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND
                      PER SHARE DATA OR AS OTHERWISE NOTED)


[1]      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Clean Systems Technology Group, Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary in order to make the interim financial statements not misleading have been included. Results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of options included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

         On October 17, 2001, Entertainment International Ltd. ("ENTI"), through its wholly-owned subsidiary ENTI Acquisition I Corp., closed a transaction (the "Transaction") providing for the acquisition of CSTI Hi-Tec, Ltd. ("CSTI Hi-Tec") an Israeli corporation. All of the issued and outstanding shares of CSTI Hi-Tec were exchanged for shares of ENTI's unregistered restricted common stock. Simultaneously with the closing, the Board of Directors authorized a one for twenty reverse stock split of all ENTI's issued and outstanding common stock. All references in the accompanying consolidated financial statements to the number of shares have been restated to reflect the reverse stock split.

         For accounting purposes, the Transaction has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the Transaction has been treated as a recapitalization of CSTI Hi-Tec, with CSTI Hi-Tec as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. The consolidated financial statements reflect the financial position and the result of operations of CSTI Hi-Tec and its subsidiaries and ENTI as of March 31, 2004 and for the three months ended March 31, 2004 and 2003. Pro forma information on the Transaction is not presented as, at the date of the Transaction, ENTI was considered a public shell and accordingly, the Transaction was not considered a business combination. On December 27, 2001, ENTI amended its certificate of incorporation to change its name from Entertainment International, Ltd. to Clean Systems Technology Group, Ltd. (the "Company" or "CSTI").

[2]      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003.

         Reclassifications - Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presented.

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

         Recent accounting pronouncements -

         - In November 2004, the Financial Accounting Standards Board issued (`the FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS No. 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No.151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management is currently evaluating the provisions of SFAS No. 151 and does not expect the adoption will have a material impact on the Company's financial position, results of operations or cash flows.

         - In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), amending SFAS No. 123, effective beginning the Company's first quarter of fiscal 2006. SFAS 123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, adoption of SFAS No. 123R will require additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payments arrangements. The adoption of SFAS 123R will not effect the Company's cash flows or financial position, but may have an adverse impact on results of operations if options are granted in the future.

         - In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment for APB Opinion No. 29". This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for the Company's year ended December 31, 2006. Management is currently evaluating the impact of the adoption of SFAS No. 153 on the Company's consolidated financial position, liquidity, or results of operations.

[3]      INVENTORY

         Inventory, which consists of raw materials, is valued at the lower of cost or market. Cost is determined by the weighted average method.

[4]      NET INCOME PER SHARE

         Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, utilizing the treasury stock method. For the three months ended March 31, 2004 and 2003, the shares issued in the Transaction are treated as outstanding for all periods presented. For the three months ended March 31, 2003, dilutive potential common shares outstanding reflect shares issuable under convertible notes, which were retired in the year ended December 31, 2003. As of March 31, 2004, there were no dilutive potential common shares. Share and per share amounts reflect the effect of the one for twenty reverse stock split in October 2001.

[5]      ISSUANCE OF COMMON SHARES

         During the three months ended March 31, 2004, the Company issued 11,080,000 shares of common stock at $0.10, for proceeds of $1,108, inclusive of issuance costs of $20.

[6]      OTHER (INCOME) EXPENSE

         Aggregate amounts in other (income) expense is primarily the result of foreign currency translation adjustments. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

         During the three months ended March 31, 2004, certain assets and liabilities were denominated in NIS (New Israeli Shekel) while the payments to suppliers were linked to the U.S. dollar.

[7]      GEOGRAPHIC REPORTING

         Revenues by geographic classifications are as follows:

                              [IN U.S. $ THOUSANDS]

                                       ISRAEL   ITALY   INDIA  FRANCE   TOTAL

For the period ended March 31, 2004   $   680  $ 884    $ --   $   --   $1,564
For the period ended March 31, 2003   $ 1,110  $  15    $ --   $  227   $1,352

         Assets by geographic classifications are as follows:

                              [IN U.S. $ THOUSANDS]

                                     ISRAEL   ITALY     INDIA   FRANCE     TOTAL

As of March 31, 2004                $  6,144  $1,268    $ --  $   --    $6,640

[8]      COMMITMENTS AND CONTINGENCIES

         The Company, from time to time, is a party to claims and lawsuits, in the ordinary course of business. The Company has accrued amounts to cover such claims if management believes, with advice of counsel, that losses are probable.

         The Company has initiated legal proceedings in India to recover costs incurred in a project for a European customer. Total receivable as of March 31, 2004 for this project is approximately $400,000. As management can not reasonably determine the outcome of this matter, a reserve of approximately $100,000 has been accounted for with regards to this receivable.

[9]      SUBSEQUENT EVENTS

         -        Line of Credit

                  In July 2004 the Company entered into a line of credit agreement for up to $1,000,000. This line bears interest at LIBOR + 5%. The LIBOR rate at the date of the Line was approximately 1.4%. This line is available through March 31, 2006, with prescribed repayments of principal and interest throughout the life of the line of credit. This line is collateralized by the assignment of a receivable from a customer of the Company's Italian subsidiary Clean Systems Technology Italia S.r.l for approximately $983,000. In addition the Company has placed into an escrow account 1,212,121 shares of its common stock with a value of approximately $400,000, as security in the event of non-payment. The line requires a credit extension fee of 2% of the available credit, or $20,000. This fee has been recorded as a discount against net proceeds the line of credit, and is being amortized as interest expense over the life of the line.

                  In the event of non-payment the lender may convert any unpaid portion of the unpaid line of credit into shares of the Company's common stock at the lower of $0.20 per share or 67% of quoted market price of the Company's common stock on the date of conversion.

                  Through March 31, 2005, the Company has drawn approximately $850,000 under this line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks, many of which are beyond the Company's control, defined in this document and in statements filed from time to time with the Securities and Exchange Commission. These cautionary statements and any other cautionary statements that may accompany the forward-looking statements expressly qualify all such forward-looking statements. In addition, Clean Systems Technology Group, Ltd. disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

         A strategic decision was adopted by CSTI to be involved in the fiber optic industry. Since May 2002, five types of processing machines have been developed to solve smooth fabrication and quality problems of the fibers. These machines are to be manufactured for CSTI clients in the fiber industry. The prototype of the first machine was launched in January 2005.

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

     o    Revenue Recognition
     o    Use of Estimate

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

         RESULTS OF OPERATIONS - The following table sets forth, as a percentage of total revenue, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

                               THREE MONTHS ENDED
                                    MARCH 31,

                                                 2 0 0 4           2 0 0 3
                                                 -------           -------
Revenues                                           100%               100 %
Cost of revenues                                    57%                58 %
Gross profit                                        43%                42 %
Selling, general and administrative                 25%                24 %
Income from Operations                              18%                18 %
Interest Expense                                   (4)%               (13)%
Other (expense) income                               4%                (2)%
Income before provision for income taxes            18%                  3%
Provision for income taxes                           1%                  1%
                                                 -------           --------
Net income                                          17%                  4%
                                                 =======           ========


REVENUES

         Revenues in 2004 of $1,564,000 increased $212,000 (or 16%) from $1,352,000 in 2003. Management's strategic decision is to continue its operations in Israel as well as to continue to gain market share in the European and Central Asian markets. During the three months ended March 31, 2004 and 2003, revenues from customers in Israel amounted to $680,000 and $1,110,000, respectively. Revenues from non-domestic customers amounted to $884,000 and $242,000 for the three months ended March 31, 2004 and 2003, respectively. In general, the Company is not dependent upon any single customer or group of customers. The nature of the Company's business is such that it works on several large contracts at any one time. Therefore, several customers may comprise a significant portion of CSTI's revenues during any fiscal period. Once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of that system.

COST OF REVENUES

The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,


                                                        2004              2003
                                                        ----              ----
Cost of materials and inventory                     $ 407,000         $ 243,000
Salaries, Subcontractors and related expenses         268,000           279,000
Cost of service abroad                                 18,000            55,000
Rent and taxes                                         41,000            49,000
Vehicles and transportation                            53,000            53,000
Equipment maintenance and insurance                    57,000            42,000
Depreciation and Amortization                          48,000            52,000
Miscellaneous                                           2,000            6 ,000
                                                    ---------         ----------
Cost of Revenues                                    $ 894,000         $ 779,000
                                                    =========         =========

Cost of revenues has increased by $115,000 (or 14.8%) to $894,000 in 2004 from $779,000 in 2003. The increase is in line with the overall changes in the revenues. The purchase cost of materials varied from 18% in 2003 to 26% in 2004 due to change in the scope of work and volume of revenues. Labor as a percentage of revenues was 17% in 2004, as compared to 21% in 2003. The average number of employees during 2004 was 60 as compared to 65 for 2003. Other costs such as rent and taxes, transportation, equipment maintenance and insurance and depreciation stayed relatively stable to the previous period.

GROSS PROFIT
Gross profit has increased by $97,000 (or 17%) to $670,000 in 2004 from $573,000 in 2003. Gross profit margins have remained stable - 43% in 2004 versus 42% in 2003.

ADMINISTRATIVE & GENERAL EXPENSES

The following table sets forth details regarding administrative and general expenses for the periods indicated:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     2 0 0 4          2 0 0 3
                                                     -------          -------
Salaries and related expenses                       $130,000          $78,000
Professional fees                                    155,000          105,000
Telephone and office maintenance                      42,000           53,000
Travel vehicles and transportation                    11,000           10,000
Depreciation                                          32,000           33,000
Sales and marketing                                   14,000           48,000
                                                   ---------         --------
Total                                               $384,000         $327,000
                                                   =========         ========

Selling, General and Administrative Expenses ("SG&A") have increased $57,000 (or 17.4%) to $384,000 in 2004 from $327,000 in 2003. The increase is primarily attributable to the relative change in revenues.

INTEREST EXPENSE

Interest expense decreased by $108,000 to $62,000 in 2004 from $170,000 in 2003. The decrease is primarily attributable to a lower level of interest rate as compared to 2003 and new investments from shareholders.

The decrease is primarily attributable to lower interest rates on credit lines and notes payable in 2004 as compared to 2003, and the repayments of credit lines and the conversion of the convertible notes into shares of the Company's common stock in 2003.

OTHER (EXPENSE) INCOME

The increase in other (expense) income of $86,000 to $65,000 in 2004 as compared to an expense of $(21,000) in 2003 is primarily the result of foreign currency translation adjustments. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency. During the three months ended March 31, 2004 and 2003, certain assets and liabilities were denominated in NIS while the payments to suppliers was linked to the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, the Company had cash and cash equivalents of $1,150,000 as compared to $15,000 at March 31, 2003.

         Net cash used in operating activities was $256,000 for the three months ended March 31, 2004 as compared to $389,000 for the three months ended March 31, 2003.

         Net cash (used in) provided by investing activities were $(9,000) and $44,000 for the three months ended March 31, 2004 and 2003, respectively. The $53,000 difference is primarily due to proceeds from the sale of property and equipment of $44,000 in 2003, versus the acquisition of property and equipment in 2004 of $9,000.

         Net cash provided by financing activities was $827,000 and $337,000 for the three months ended March 31, 2004 and 2003, respectively. The increase was primarily due to sale of the Company's common stock to support the Company's working capital position in 2004 versus 2003.

         In July 2004 the Company entered into a line of credit agreement for up to $1,000,000. This line bears interest at LIBOR + 5%. The LIBOR rate at the date of the Line was approximately 1.4%. This line is available through March 31, 2006, with prescribed repayments of principal and interest throughout the life of the line of credit. This line is collateralized by the assignment of a receivable from a customer of the Company's Italian subsidiary Clean Systems Technology Italia S.r.l for approximately $983,000. In addition the Company has placed into an escrow account 1,212,121 shares of its common stock with a value of approximately $400,000, as security in the event of non-payment. The line requires a credit extension fee of 2% of the available credit, or $20,000. This fee has been recorded as a discount against net proceeds the line of credit, and is being amortized as interest expense over the life of the line.

         Through March 31, 2005, the Company has drawn approximately $850,000 under this line of credit.

         In the event of non-payment the lender may convert any unpaid portion of the unpaid line of credit into shares of the Company's common stock at the lower of $0.20 per share or 67% of quoted market price of the Company's common stock on the date of conversion.

The following summarizes certain financing outstanding as of March 31, 2004:

[a] Bank Guarantees - Certain customers require the Company to obtain bank guarantees of a portion of the contract undertaken. The Company has an agreement with the bank under which such guarantees are available. In the event the Company is unable to perform all aspects of the contracts, the bank will make contractual payments to customers and then seek reimbursement from the Company. As of March 31, 2004, the bank had extended approximately $96,000 in guarantees to one customers.

Assuming there is no significant change in the business, the Company believes that additional funding such as described above and cash flow from operations and will be sufficient to fund its needs for at least the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES.

            The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in its reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

            The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Other than as previously disclosed in the Company's Form 10-KSB, and the attached financial statements, the Company is not party to any other material legal proceedings.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

         We sold an aggregate of 11,080,000 shares of Common Stock for gross proceeds of $1,088,000. The sales were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

         There were no reports filed on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.


Dated: April 12, 2005             By: /S/ JACOB LUSTGARTEN
                                  ------------------------
                                    Jacob Lustgarten
                                    Chief Executive Officer
                                    and Chairman of the Board


Dated: April 12, 2005             By: /S/ YONA LIEBOWITZ
                                  ----------------------
                                    Yona Liebowitz
                                    Chief Financial Officer