Form 10QSB
period 2004-06-30
CLEAN SYSTEMS TECHNOLOGY GROUP LTD
filed 2005-04-14
CIK 764587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2004
                                       or
              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGES ACT

                   For the transition period from to _________
                        Commission file number 000-14646

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
        (Exact name of Small Business Issuer as Specified in Its Charter)

               NEW YORK                             06-1113228
    (State or other jurisdiction of             (I.R.S. Employer
    (incorporation or organization)           Identification Number)

            4 Ashlagan Street, P.O. Box 8624,Kiryat Gat, Israel 82021
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                               011 972 8 660 2108
                               ------------------
                (Issuer's telephone number, including area code)


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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                          Number

Item 1.       Financial Statements.........................................4-11
Item 2.       Management's Discussion and Analysis or Plan of Operation...12-20
Item 3.       Controls and Procedures........................................20

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings..............................................21
Item 2.       Unregistered sale of equity and use of proceeds................21
Item 3.       Defaults upon Senior Securities................................21
Item 4.       Submission of Matters to a Vote of Securities Holders..........21
Item 5.       Other information..............................................21
Item 6.       Exhibits and Reports on Form 8-K...............................21
              Signature Page.................................................22

PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS
Consolidated Balance Sheet as of June 30, 2004 (Unaudited)...................4

Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003 (Unaudited).....................................5

Consolidated Statements of Cash Flows for the six months
ended June 30, 2004 and 2003 (Unaudited).....................................6

Notes to the Consolidated Financial Statements (Unaudited)................7-12

Clean Systems Technology Group, Ltd
Consolidated Balance Sheet
June 30, 2004
(Unaudited)
(in thousands)

ASSETS

Current assets:
   Cash and cash equivalents                                    $           586
   Account receivable - net of allowance                                  2,495
     for doubtful accounts of $110
   Inventory                                                              2,254
   Other current assets                                                     348
                                                                ----------------
     Total current assets                                                 5,683

Property and equipment - net                                              1,098

Investment                                                                  178

Other assets                                                                 66
                                                                ----------------

                                                                $         7,025
                                                                ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current potion long term debt - Lines of credit
    and notes payable                                           $         1,629
   Due to related parties                                                    70
   Accounts payable                                                       1,900
   Accrued expenses                                                         585
   Accrued compensation                                                     659
   Other liabilities                                                        104
                                                                ----------------
     Total current liabilities                                            4,947
                                                                ----------------

Long-term debt                                                              580


Commitments and contingencies                                                 -

Shareholders' equity:
   Common stock, $0.01 par value, 110,000,000
    shares authorized, 81,962,670 issued and
    outstanding                                                             820
   Additional paid-in capital                                             5,411
   Stock subscription receivable                                            (97)
   Accumulated deficit                                                   (4,636)
                                                                ----------------
     Total shareholders' equity                                           1,498
                                                                ----------------

                                                                $         7,025
                                                                ================

See notes to unaudited consolidated financial statements.

Clean Systems Technology Group, Ltd
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)


                                                                 Three months Ended                   Six months Ended
                                                          ---------------------------------    --------------------------------
                                                            June 30,           June 30,          June 30,          June 30,
                                                              2004               2003              2004              2003
                                                          -------------     ---------------    -------------     --------------
Revenues                                                  $      1,407      $          980     $      2,971      $       2,332
Cost of Revenues                                                   792                 845            1,686              1,624
                                                          -------------     ---------------    -------------     --------------
Gross profit                                                       615                 135            1,285                708

Selling, general and administrative expenses                       419                 328              803                655
                                                          -------------     ---------------    -------------     --------------

Income (loss) from operations                                      196               (193)              482                 53
                                                          -------------     ---------------    -------------     --------------

Other (expense) income
   Interest expenses                                              (91)               (199)            (153)              (369)
   Other (expense) income                                         (54)               (402)               11              (423)
                                                          -------------     ---------------    -------------     --------------
     Total other (expense) income                                (145)               (601)            (142)              (792)
                                                          -------------     ---------------    -------------     --------------

Income (loss) before provision for income taxes                     51               (794)              340              (739)

Provision for income taxes                                           2                  49               14                 56
                                                          -------------     ---------------    -------------     --------------

Net income (loss)                                         $         49      $        (843)     $        326      $       (795)
                                                          =============     ===============    =============     ==============


Net income (loss) per share - basic                       $          -      $       (0.02)     $          -      $      (0.02)
                                                          =============     ===============    =============     ==============

Net income (loss) per share - diluted                     $          -      $       (0.02)     $          -      $      (0.02)
                                                          =============     ===============    =============     ==============


Weighted average number of common shares - basic            81,962,670          49,328,287       80,179,263         47,549,210
                                                          =============     ===============    =============     ==============
Weighted average number of common shares - diluted          81,962,670          49,328,287       80,179,263         47,549,210
                                                          =============     ===============    =============     ==============





See notes to unaudited consolidated financial statements.

Clean Systems Technology Group, Ltd
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)


                                                                                        Six months Ended
                                                                             ---------------------------------------
                                                                                 June 30,              June 30,
                                                                                   2004                  2003
                                                                             -----------------     -----------------
Operating Activities:
     Net income (loss)                                                       $            326      $          (795)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation                                                                   157                   149

           Gain from the sale of property and equipment                                     -                    10
     Changes in operating assets and liabilities:
        Account receivable                                                             (1,214)                 (372)
        Inventory                                                                         (39)                  127
        Other assets                                                                      (33)                   41
        Accounts payable                                                                   26                   280
        Accrued expenses                                                                    8                    40
        Accrued compensation                                                              (83)                 (146)
        Other liabilities                                                                (178)                    4
                                                                             -----------------     -----------------
Net cash used in operating activities                                                  (1,030)                 (662)
                                                                             -----------------     -----------------

Investing Activities:

     Acquisition of property and equipment                                               (17)                     -

     Proceeds from sale of property and equipment                                          -                     44
                                                                             -----------------     -----------------
Net cash (used in) provided by investing activities                                      (17)                    44
                                                                             -----------------     -----------------

Financing Activities:

     Proceeds from lines of credit and notes payable                                       -                    317
     Repayments of lines of credit and notes payable                                     (43)                   (97)

     Proceeds from issuance of common stock                                            1,108                    429

     Offering costs associated with issuance of common stock                             (20)                     -
                                                                             -----------------     -----------------
Net cash provided by financing activities                                               1,045                   649
                                                                             -----------------     -----------------

Net (decrease) increase in cash                                                            (2)                   31

Cash and cash equivalents at beginning of year                                            588                    23
                                                                             -----------------     -----------------

Cash and cash equivalents at end of period                                   $            586      $             54
                                                                             =================     =================

Supplemental disclosure of cash flow information:
     Cash Paid for:
        Interest                                                             $            151      $            152
                                                                             =================     =================
        Income taxes                                                         $              -      $              -
                                                                             =================     =================


See notes to unaudited consolidated financial statements.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
(All amounts in thousands, except share and per share data or as otherwise noted)


 [1]     BASIS OF PRESENTATION

         The accompanying un audited consolidated financial statements of Clean Systems Technology Group, Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary in order to make the interim financial statements not misleading have been included Results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

         For accounting purposes, the Transaction has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the Transaction has been treated as a recapitalization of CSTI Hi-Tec, with CSTI Hi-Tec as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. The consolidated financial statements reflect the financial position and the result of operations of CSTI Hi-Tec and its subsidiaries and ENTI as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003. Pro forma information on the Transaction is not presented as, at the date of the Transaction, ENTI was considered a public shell and accordingly, the Transaction was not considered a business combination. On December 27, 2001, ENTI amended its certificate of incorporation to change its name from Entertainment International, Ltd. to Clean Systems Technology Group, Ltd. (the "Company" or "CSTI").

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

[4]      NET INCOME PER SHARE

         Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, utilizing the treasury stock method. For the three and six months ended June 30, 2004 and 2003, the shares issued in the Transaction are treated as outstanding for all periods presented. Share and per share amounts reflect the effect of the one for twenty reverse stock split in October 2001.

[5]      ISSUANCE OF SHARES

         During the six month ended June 30,2004, the Company issued 11,080,000 shares of common stock at $0.10, for proceeds of $1,108, inclusive of issuance costs of $20.

[6]      OTHER (EXPENSE) INCOME

         Aggregate amounts in other (income) expense are primarily the result of foreign currency translation adjustments. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

         During the six months ended June 30, 2004, certain assets and liabilities were denominated in NIS (New Israeli Shekel) while the payments to suppliers were linked to the U.S. dollar.

[7]      GEOGRAPHIC REPORTING

         Revenues by geographic classifications are as follows:

                              [IN U.S. $ THOUSANDS]

                                  ISRAEL      ITALY       FRANCE        TOTAL
                                  ------      -----       ------        -----

For the three month period
         ended June 30, 2004      $   656    $   751     $    --        $ 1,407
For the three month period
         ended June 30, 2003      $   965    $    15     $    --        $   980

                                  ISRAEL      ITALY       FRANCE        TOTAL
                                  ------      -----       ------        -----

For the six month period
         ended June 30, 2004      $ 1,336    $ 1,635     $    --        $ 2,971
For the six month period
         ended June 30, 2003      $ 2,075    $    30     $   227        $ 2,332

         Assets by geographic classifications are as follows:

                              [IN U.S. $ THOUSANDS]

                                  ISRAEL      ITALY       FRANCE        TOTAL
                                  ------      -----       ------        -----

As of June 30, 2004               $ 6,144    $  881      $    --        $ 7,025

[8]      COMMITMENTS AND CONTINGENCIES

         The Company, from time to time, is a party to claims and lawsuits, in the ordinary course of business. The Company has accrued amounts to cover such claims if management believes, with advice of counsel, that losses are probable.

         The Company has initiated legal proceedings in India to recover costs incurred in a project for a European customer. Total receivable as of June 30, 2004 for this project is approximately $400,000. As management can not reasonably determine the outcome of this matter, a reserve of approximately $100,000 has been accounted for with regards to this receivable.

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

         A strategic decision was adopted by CSTI to be involved in the fiber optic industry. Since May 2002 to date five types of processing machines have been developed to solve smooth fabrication and quality problems of the fibers. These machines are to be manufactured for CSTI clients in the fiber industry. The prototype of the first machine was launched in January 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of the Company's financial condition and results of operations is based on its consolidated financial statements that have been prepared under accounting principles generally accepted in the United States of America. All significant accounting policies are disclosed in note 2 to the consolidated financial statements included in Form 10-KSB. The consolidated financial statements and the related notes thereto should be read in conjunction with the following discussion of the Company's critical accounting policies. Critical accounting policies and estimates are:

     o    Revenue Recognition
     o    Use of Estimates

REVENUE RECOGNITION - The Company follows the percentage-of-completion method of accounting for contracts that extend for periods in excess of one year. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of cost incurred on contracts in progress in excess of related billings is shown as a current asset, and the aggregate of billings on contracts in progress in excess of related costs incurred as shown is a current liability.

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


                                            THREE MONTHS                     SIX MONTHS
                                               ENDED                            ENDED
                                              JUNE 30,                        JUNE 30,
                                              -------                         --------
                                       2004             2003           2004                2003
                                       ----             ----           ----                ----

                                         %               %                 %                 %

Revenues                                100             100             100                100
Cost of revenues                         56              86              57                 70
Administrative and general               30              33              27                 28
Income (loss) from operations            14             (19)             16                  2
Interest (expense)                       (6)            (20)             (5)               (16)
Other (expense) income                   (4)            (41)              0                (18)
Income (loss) before provision
         for income taxes                 4             (80)             11                (32)
(Benefit) provision for income taxes      -               5               0                  2
                                       ----             ----             ----              ----

Net income (loss)                         4             (85)             11                (34)
                                       ====             ====            =====              ====


THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

REVENUES

Revenues in 2004 of $1,407,000 increased $427,000 (or 43.6%) from $980,000 in
2003. This increase was due to wake- up of world economy after few years of slowdown of the Hi - tech industry. Management's strategic decision is to continue to be a premier industry leader in Israel as well as to continue to gain market share in the European and Central Asian markets. During the three months ended June 30, 2004 and 2003, revenues to customers in Israel amounted to $656,000 and $ 965,000, respectively. Revenues to non-domestic customers amounted to $751,000 and $15,000 for the three months ended June 30, 2004 and 2003, respectively. In general, the Company is not dependent upon any single customer or group of customers. The nature of the Company's business is such that it works on several large contracts at any one time. Therefore, several customers may comprise a significant portion of CSTI's revenues during any fiscal period. Once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of that system.

COST OF REVENUES

The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                      2 0 0 4         2 0 0 3
                                                      -------         -------
                                                (Chart Amounts are in Thousands)

Cost of materials and inventory                     $  264           $    379
Salaries, subcontractors and related expenses          311                305
Cost of service abroad                                  32                 13
Rent and taxes                                          47                  9
Vehicles and transportation                             59                 53
Equipment maintenance and insurance                     30                 43
Depreciation and Amortization                           47                 37
Miscellaneous                                            2                  6
                                                  ---------          ---------

Cost of Revenues                                    $  792           $    845
                                                  =========          ========

Cost of revenues has decreased by $53,000 (or 6%) to $792,000 in 2004 from $845,000 in 2003. The decrease is in line with the overall decline in Company cost. The purchase cost of materials significantly varied in 2004 versus 2003 Due to change in the scope of work. Materials, inventory costs and labor, as a percentage of revenues was 41% in 2004 as compared to 70% in 2003. The average number of employees during 2004 was 62 as compared to 60 for 2003. Other costs such as rent and taxes, transportation, equipment maintenance and insurance and depreciation have changed in relative proportion to the decrease in revenues.

GROSS PROFIT

Gross profit has increased by $480,000 (or 356%) to $615,000 in 2004 from $135,000 in 2003. Gross profit margins remained varied at 44% in 2004 versus 14% in 2003.

ADMINISTRATIVE & GENERAL EXPENSES

The following table sets forth details regarding selling, general and administrative expenses for the periods indicated:

                                                     THREE MONTHS
                                                         ENDED
                                                        JUNE 30,
                                                 2004             2003
                                                 ----             ----
                                                 (chart in thousands)

Salaries and related expenses                   $  135            $  99
Professional fees                                  135               56
Telephone and office maintenance                    65              101
Travel vehicles and transportation                  12                9
Depreciation                                        28               24
Sales and marketing                                 44               39
                                                ------            ------

                                                $  419            $ 328
                                                ======            ======

Administrative & General Expenses ("SG&A") have increased $91,000 (or 28%) to $419,000 in 2004 from $328,000 in 2003. The increase is primarily attributable to the increase in revenue and the improvement of worldwide economy.

INTEREST EXPENSE

Interest expense decreased by $109,000 to $90,000 in 2004 from $199,000 in 2003. The decrease is primarily attributable to a lower level of interest rate in 2004 as compared to 2003 and new investment by shareholders.

The decrease is primarily attributable to lower interest rates on credit lines and notes payable in 2004 as compared to 2003, and the repayments of credit lines and the conversion of the convertible notes into shares of the Company's common stock in 2003.

OTHER INCOME (EXPENSE)

The decrease in other expense of $348,000 to $54,000 in 2004 as compared to of $402,000 in 2003 is primarily the result of foreign currency translation adjustments. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

During the three months ended June 30, 2004 and 2003, certain assets and liabilities were denominated in NIS (New Israeli Shekel) while the payments to suppliers was linked to the U.S. dollar.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003 (AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED).

REVENUES

Revenues in the first six months of 2004 of $2,971,000 increased $639,000 (or 27%) from $2,332,000 in the first six months of 2003. This increase is mainly due to wake-up of world economy after a few years of slowdown in Hi - Tech industry sector. During the six months ended June 30, 2004 and 2003, revenues to customers in Israel amounted to $1,336,000 and $2,075,000, respectively. Revenues to Italian and other non-domestic costumers amounted to $1,635,000 and $257,000 for the six months ended June 30, 2003 and 2002, respectively.

COST OF REVENUES
The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                    2 0 0 4           2 0 0 3
                                                    -------           -------
                                                (Chart Numbers are in Thousands)

Cost of materials and inventory                     $  671            $  622
Salaries subcontractors and related expenses           579               584
Cost of service abroad                                  50                68
Rent and taxes                                          88                58
Vehicles and transportation                            112               106
Equipment maintenance and insurance                     87                85
Depreciation                                            95                89
Miscellaneous                                            4                12
                                                    -------           -------
Cost of revenues                                    $1,686            $1,624
                                                    =======           =======

Cost of revenues has increased by $62,000 (or 3.8%) to $1,686,000 in the first six month of 2004 from $1,624,000 in the first six months of 2003. Costs did not significantly change as a result of changes in the scope of projects done. The purchase cost of materials increased 8% in the first six months of 2004 over 2003. Materials, inventory costs and labor as a percentage of revenues was 42% in the first six months of 2004 as compared to 52% in the first six months of 2003 reflecting. a change in scope of the projects done by the company. The average number of employees during 2004 was 62 as compared to 60 for 2003. Other costs such as rent and taxes, transportation, equipment maintenance and insurance and depreciation have changed in relative proportion to the decrease in revenues.

GROSS PROFIT

Gross profit has increased by $577,000 to $1,285,000 in the first six months of 2004 from $708,000 in the first six months of 2003. Gross profit percentage increased to 43% in 2004 from 30% in 2003. During the six months ended June 30, 2004,a substantial portion of revenues was earned in Italy being a change in trend from the comparative six month period for 2003. Further, the projects worked on in the first six months of 2004 were more labor intensive than the materials intensive projects of the first six months of 2003.


ADMINISTRATIVE & GENERAL EXPENSES

The following table sets forth details regarding administrative and general expenses for the periods indicated:

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                  2 0 0 4             2 0 0 3
                                                  -------             --------
                                                (Chart Numbers are in Thousands)

Salaries and related expenses                    $   265              $     177
Professional fees                                    290                    161
Telephone and office maintenance                     107                    154
Travel vehicles and transportation                    22                     19
Depreciation                                          60                     57
Sales, marketing & miscellaneous                      59                     87
                                                  -------             ----------

                                                  $  802              $     655
                                                  =======             ==========

Administrative and general expenses ("SG&A") have increased by $ 147,000 (or 22%) to $802,000 in the first six months of 2004 from $655,000 in the first six months of 2003. The increase is primarily attributable to the increase in generating activities.

INTEREST EXPENSE

Interest expense decreased by $216,000 to $153,000 in the first six months of 2004 from $369,000 in the first six months of 2003. The decrease is primarily attributable to the lower level of interest rates and new investment made by shareholders in 2004 as compared to 2003.

The decrease is primarily attributable to lower interest rates on credit lines and notes payable in 2004 as compared to 2003, and the repayments of credit lines and the conversion of the convertible notes into shares of the Company's common stock in 2003.

OTHER (EXPENSE) INCOME

The decrease in other (expense) income of $434,000, resulted in income of $11,000 in the first six months of 2004 as compared to an expense of $(423,000) in the first six months of 2003. This is primarily the result of a foreign currency translation adjustment.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had cash and cash equivalents of $586,000 as compared to $54,000 at June 30, 2003.

Net cash used in operating activities was $933,000 for the six months ended June 30, 2004 as compared to $662,000 for the six months ended June 30, 2003.

Net cash (used in) provided by investing activities were $(17,000) and $44,000 for the six months ended June 30, 2004 and 2003, respectively. The $61,000 difference is primarily due to proceeds from the sale of property and equipment of $44,000 in 2003, versus the acquisition of property and equipment in 2004 of $14,000.

Net cash provided by financing activities was $948,000 and $649,000 for the six months ended June 30, 2004 and 2003, respectively. The increase was primarily due to the sale of the Company's common stock to support the Company's working capital position in 2004 versus 2003.

THE FOLLOWING SUMMARIZES CERTAIN FINANCING OUTSTANDING AS OF JUNE 30, 2004:

[a] Bank Guarantees - Certain customers require the Company to obtain bank guarantees of a portion of the contract undertaken. The Company has an agreement with the bank under which such guarantees are available. In the event the Company is unable to perform all aspects of the contracts, the bank will make contractual payments to customers and then seek reimbursement from the Company. As of June 30, 2004, the bank had extended approximately $96,000 in guarantees to one customer.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold an aggregate of 11,080,000 shares of Common Stock for gross proceeds of $1,088,000. The sales were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

         There were no reports filed on Form 8-K during the quarter ended June 30, 2004.

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