Form 10QSB
period 2004-09-30
CLEAN SYSTEMS TECHNOLOGY GROUP LTD
filed 2005-04-14
CIK 764587

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ------------------

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE EXCHANGES ACT

        For the transition period from               to
                                       -------------    -------------


                        Commission file number 000-14646


                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
        (Exact name of Small Business Issuer as Specified in Its Charter)

New York                                                              06-1113228
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

4 Ashlagan Street, P.O. Box 8624,
Kiryat Gat, Israel                                                         82021
(Address of principal executive offices)                              (Zip Code)

                (Issuer's telephone number, including area code)
                               011 972 8 660 2108

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

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


                                                                     Page Number

Item 1.   Financial Statements..............................................4-11
Item 2.   Management's Discussion and Analysis or Plan of Operation........12-17
Item 3.   Controls and Procedures.............................................18


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................19
Item 2.   Unregistered sale of equity and use of proceeds.....................19
Item 3.   Defaults upon Senior Securities.....................................19
Item 4.   Submission of Matters to a Vote of Securities Holders...............19
Item 5.   Other information...................................................19
Item 6.   Exhibits and Reports on Form 8-K....................................19

Signature Page................................................................20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of September 30, 2004(Unaudited)........4
         Consolidated Statements of Operations for the three and
            nine months ended September 30, 2004 and 2003 (Unaudited)..........5
         Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2004 and 2003 (Unaudited)......................6
         Notes to the Consolidated Financial Statements (Unaudited).........7-11

Clean Systems Technology Group, Ltd
Consolidated Balance Sheet
September 30, 2004
(Unaudited)
(in thousand)

ASSETS

Current assets:
   Cash and cash equivalents                                        $       975
   Account receivable - net of allowance
     for doubtful accounts of $116                                        2,696
   Inventory                                                              2,510
   Other current assets                                                     380
                                                                    ------------
     Total current assets                                                 6,561

Property and equipment - net                                              1,048

Investment                                                                  178

Other assets                                                                132
                                                                    ------------

                                                                    $     7,919
                                                                    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current potion long term debt -
     Lines of credit and notes payable                              $     2,750
   Due to related parties                                                    70
   Accounts payable                                                       1,835
   Accrued expenses                                                         477
   Accrued compensation                                                     640
   Other liabilities                                                        109
                                                                   ------------
     Total current liabilities                                            5,881
                                                                   ------------

Long-term debt                                                              395


Commitments and contingencies                                                 -

Shareholders' equity:
   Common stock, $0.01 par value, 110,000,000 shares authorized,
     81,962,670 issued and outstanding                                      820
   Additional paid-in capital                                             5,411
   Stock subscription receivable                                            (97)
   Accumulated deficit                                                   (4,491)
                                                                    ------------
     Total shareholders' equity                                           1,643
                                                                    ------------

                                                                    $     7,919
                                                                    ============

See notes to unaudited consolidated financial statements.


Clean Systems Technology Group, Ltd
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)


                                                   Three months Ended                        Nine months Ended
                                            ------------------------------------    --------------------------------------
                                              September 30,       September 30,        September 30,        September 30,
                                                  2004                 2003                2004                  2003
                                            ---------------    -----------------    -----------------     ----------------
Revenues                                    $       1,560      $           477      $        4,531        $       2,809
Cost of Revenues                                      914                  645               2,600                2,269
                                            ---------------    -----------------    -----------------     ----------------
Gross profit (loss)                                   646                 (168)              1,931                  540

Administrative and general expenses                   412                  466               1,215                1,121
                                            ---------------    -----------------    -----------------     ----------------

Income (loss) from operations                         234                 (634)                716                 (581)
                                            ---------------    -----------------    -----------------     ----------------

Other (expense) income
   Interest expenses                                  (70)                (105)               (223)                (474)
   Other (expense) income                             (26)                  86                 (15)                (337)
                                            ---------------    -----------------    -----------------     ----------------
     Total other (expense) income                     (96)                 (19)               (238)                (811)
                                            ---------------    -----------------    -----------------     ----------------

Income (loss) before provision for
income taxes                                          138                 (653)                478               (1,392)

(Benefit) provision for income taxes                   (7)                   6                   7                   62
                                            ---------------    -----------------    -----------------     ----------------

Net income (loss)                           $         145      $          (659)     $          471        $      (1,454)
                                            ===============    =================    =================     ================


Net income (loss) per share - basic         $           -      $         (0.01)     $         0.01        $       (0.03)
                                            ==============     =================    =================     ================

Net income (loss) per share - diluted       $           -      $         (0.01)     $         0.01        $       (0.03)
                                            ==============     =================    =================     ================


Weighted average number of common
shares - basic                                 81,962,670           54,376,184          80,778,071           48,823,519
                                            ==============     =================    =================     ================
Weighted average number of common
shares - diluted                               81,962,670           54,376,184          80,778,071           48,823,519
                                            ==============     =================    =================     ================

See notes to unaudited consolidated financial statements.



Clean Systems Technology Group, Ltd
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)



                                                                              Nine months Ended
                                                                      -----------------------------------
                                                                      September 30,       September 30,
                                                                           2004                2003
                                                                      ---------------     ---------------
Operating Activities:
     Net income (loss)                                                $         471       $   (1,454)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation                                                         225              235
           Gain from the sale of property and equipment                           -               10

           Issuance of common stock for services                                  -              147
     Changes in operating assets and liabilities:
        Account receivable                                                   (1,415)             246
        Inventory                                                              (295)             184
        Other assets                                                           (131)              (9)
        Accounts payable                                                        (39)             408
        Accrued expenses                                                       (100)              84
        Accrued compensation                                                   (102)            (210)
        Other liabilities                                                      (173)              (9)
                                                                       ---------------     ---------------
Net cash used in operating activities                                        (1,559)            (368)
                                                                       ---------------     ---------------

Investing Activities:

     Acquisition of property and equipment                                      (35)               -

     Proceeds from sale of property and equipment                                 -               44


     Investment in unconsolidated subsidiary                                      -              (50)
                                                                       ---------------     ---------------
Net cash used in investing activities                                           (35)              (6)
                                                                       ---------------     ---------------

Financing Activities:
     Proceeds from lines of credit and notes payable                          1,477              116
     Repayments of lines of credit and notes payable                           (584)            (188)

     Proceeds from issuance of common stock                                   1,108              429

     Offering costs associated with issuance of common stock                    (20)               -
                                                                       ---------------     ---------------
Net cash provided by financing activities                                     1,981              357
                                                                       ---------------     ---------------

Net increase (decrease) in cash                                                 387              (17)

Cash and cash equivalents at beginning of period                                588               23
                                                                       ---------------     ---------------

Cash and cash equivalents at end of period                             $        975        $       6
                                                                       ===============     ===============

Supplemental disclosure of cash flow information:
     Cash Paid for:
        Interest                                                       $        242        $     230
                                                                       ===============     ===============
        Income taxes                                                   $          -        $       -
                                                                       ===============     ===============

See notes to unaudited consolidated financial statements.

                      CLEAN SYSTEMS TECHNOLOGY GROUP, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     (All amounts in thousands, except share
                   and per share data or as otherwise noted)

[1]      BASIS OF PRESENTATION

         The accompanying un audited consolidated financial statements of Clean Systems Technology Group, Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary in order to make the interim financial statements not misleading have been included Results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

         For accounting purposes, the Transaction has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the Transaction has been treated as a recapitalization of CSTI Hi-Tec, with CSTI Hi-Tec as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. The consolidated financial statements reflect the financial position and the result of operations of CSTI Hi-Tec and its subsidiaries and ENTI as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003. Pro forma information on the Transaction is not presented as, at the date of the Transaction, ENTI was considered a public shell and accordingly, the Transaction was not considered a business combination. On December 27, 2001, ENTI amended its certificate of incorporation to change its name from Entertainment International, Ltd. to Clean Systems Technology Group, Ltd. (the "Company" or "CSTI").

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

[4]  NET INCOME PER SHARE

     Earnings per share are calculated in accordance with the provisions of Statement of Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the reporting of both basic earnings per share, which is the weighted-average number of common shares outstanding, and diluted earnings per share, which includes the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding, utilizing the treasury stock method. For the three and nine months ended September 30, 2004 and 2003, the shares issued in the Transaction are treated as outstanding for all periods presented. Share and per share amounts reflect the effect of the one for twenty reverse stock split in October 2001.

[5]  ISSUANCE OF SHARES

     During  the  nine  month  ended  September  30,2004,   the  Company  issued
     11,080,000 shares of common stock at $0.10, for proceeds of $1,108, inclusive of issuance costs of $20.

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

     During the nine months ended September 30, 2004, certain assets and liabilities were denominated in NIS (New Israeli Shekels) while the payments to suppliers were linked to the U.S. dollar. This caused a substantial translation adjustment due to relative strength of the U.S dollar to the NIS in 2004.


[7]  GEOGRAPHIC REPORTING

     Revenues by geographic classifications are as follows:

                                                 [In U.S. $ thousands]

                                       Israel      Italy      France       Total
                                       ------      -----      ------       -----
For the three month period
       ended September 30, 2004    $     163    $  1,397    $    --    $   1,560
For the thee month period
       ended September 30, 2003    $     427    $     50    $    --    $     477

For the nine month period
       ended September 30, 2004    $   1,499    $  3,032    $    --    $   4,531
For the nine month period
       ended September 30, 2003    $   2,502    $     80    $   227    $   2,809


         Assets by geographic classifications are as follows:

                                                 [IN U.S. $ THOUSANDS]

                                       Israel      Italy      France       Total
                                       ------      -----      ------       -----
As of September 30, 2004           $   7,116    $    803    $    --    $   7,919

[8]  COMMITMENTS AND CONTINGENCIES

     The Company, from time to time, is a party to claims and lawsuits, in the ordinary course of business. The Company has accrued amounts to cover such claims if management believes, with advice of counsel, that losses are probable.

     The Company has initiated legal proceedings in India to recover costs incurred in a project for a European customer. Total receivable as of September 30, 2004 for this project is approximately $400,000. As management can not reasonably determine the outcome of this matter, a reserve of approximately $100,000 has been accounted for with regards to this receivable.

[9]  LINE OF CREDIT

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

     As of September 30, 2004, the Company has drawn approximately $746,000 from this line of credit

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

     A strategic decision was adopted by CSTI to be involved in the fiber optic industry. Since May 2002 to date 5 types of processing machines have been developed to solve smooth fabrication and quality problems of the fibers. Those machines are to be manufactured for CSTI clients in the fiber industry. The prototype of the first machine is to be launched - January 2005.

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



                                            THREE MONTHS           SIX MONTHS
                                               ENDED                 ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                           2004       2003       2004       2003
                                           ----       ----       ----       ----

                                            %          %          %          %

Revenues                                   100        100        100        100
Cost of revenues                            59        135         57         81
Administrative & general                    26         98         27         40
Income (loss) from operations               15       (133)        16        (21)
Interest expense                            (4)       (22)        (5)       (17)
Other (expense) income                      (2)        18          -        (12)
Income (loss) before provision
         For income taxes                    9       (137)        11        (50)
 (Benefit) provision for income taxes        0          1          -          2
                                          -------   -------     ------    ------

Net income (loss)                            9       (138)        11        (52)
                                          =======   =======     ======    ======

Three Months Ended September 30, 2004 compared with Three Months ended September 30, 2003
(Amounts in Thousands unless Otherwise Indicated)

Revenues

Revenues in 2004 of $1,560,000 increased $1,083,000 (or 227%) from $477,000 in
2003. Management's strategic decision is to continue to be a premier industry leader in Israel as well as to continue to gain market share in the European and Central Asian markets. During the three months ended September 30, 2004 and 2003, revenues to customers in Israel amounted to 163 and 427 respectively. Revenues to non-domestic customers amounted to $1,397 and $50, respectively. In general, the Company is not dependent upon any single customer or group of customers. The nature of the Company's business is such that it works on several large contracts at any one time. Therefore, several customers may comprise a significant portion of CSTI's revenues during any fiscal period. Once the Company installs a system for its customer, the customer is generally dependent on the Company for future upgrades of that system.

Cost of Revenues

The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                 Three months ended
                                                    September 30,
                                        2 0 0 4                      2 0 0 3
                                        -------                      -------

Cost of materials and inventory     $   392,000                   $  152,000
Salaries, Subcontractors and
  related expenses                      275,000                      237,000
Cost of service abroad                   94,000                       17,000
Rent and taxes                           44,000                       43,000
Vehicles and transportation              44,000                       98,000
Equipment maintenance and insurance      22,000                       31,000
Depreciation and Amortization            45,000                       56,000
Miscellaneous                            (2,000)                      11,000
                                      ----------                   ----------

Cost of Revenues                    $   914,000                   $  645,000
                                     ===========                   ==========

Cost of revenues has increased by 269$ (or 42%) to $914 in 2004 from $645 in 2003. The increase is in line with the overall increase in Company revenues. The purchase cost of materials has decreased in 2004 as a percentage of the revenue as compared to 2003, 25% and 32% respectively. Materials, inventory costs and labor as a percentage of revenues was lower in 2004 lower as compared in 2003, at 43% and 81% respectively. The average number of employees during 2004 was 58 as compared to 65 for 2003. Other costs such as rent and taxes, transportation, equipment maintenance and insurance and depreciation have changed in relative proportion to the decrease in revenues, and number of employees.

Gross Profit

Gross profit (loss) has increased by $814 (or 485%) to $646 in 2004 from $(168) in 2003.

Administrative & general expenses

The  following  table  sets  forth  details  regarding   selling,   general  and
administrative expenses for the periods indicated:

                                              Three months ended
                                                 September 30,
                                           2 0 0 4           2 0 0 3
                                           -------           -------

Salaries and related expenses          $   165,000        $  104,000
Professional fees                          195,000           202,000
Telephone and office maintenance            40,000            72,000
Travel vehicles and transportation          12,000            10,000
Depreciation                                27,000            41,000
Sales and marketing                        (27,000)           37,000
                                        ------------        ---------
                                       $   412,000        $  466,000
                                        ============        =========

Administrative & general expenses have decreased $54,000 (or 12%) to $412 in 2004 from $466,000 in 2003.


Interest Expense

Interest expense decreased by $35,000 to $70,000 in 2004 from $105,000 in 2003. The decrease is primarily attributable, to lower rate of interest.

The decrease is primarily attributable to lower interest rates on credit lines and notes payable in 2004 as compared to 2003, and the repayments of credit lines and the conversion of the convertible notes into shares of the Company's common stock in 2003.


Other (Expense) Income

The increase in other (expense) income by $112,000 to $(26,000) in 2004 as compared to an income of $86,000 in 2003 is primarily due to the result of foreign currency translation adjustments. Substantially all of the Company's sales are made in U.S. dollars. In addition, a substantial portion of the Company's costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the Company operates, the U.S. dollar is its functional currency.

During the three months ended September 30, 2004 and 2003, certain assets and liabilities were denominated in NIS (New Israeli Shekel) while the payments to suppliers was linked to the U.S. dollar.


Nine months ended September 30, 2004 compared with nine months ended September 30, 2003(Amounts in thousands unless otherwise indicated).

Revenues

Revenues in 2004 of $4,531,000 increased by $1,722,000 (or 61%) from $2,809,000 in 2003. During the nine months ended September 30, 2004 and 2003, revenues from customers in Israel amounted to $1,499 and $2,502, respectively. Revenues to Italian, and other non-domestic costumers amounted to $3,032 and $307 respectively.

Cost of revenues

The following table sets forth a comparison of the costs of revenues for the periods indicated:

                                                    Nine months ended
                                                      September 30,
                                               2 0 0 4           2 0 0 3
                                              ---------         ---------
   Cost of materials and inventory        $   1,063,000     $     774,000
   Salaries, subcontractors, and
     related expenses                           854,000           821,000
   Cost of service abroad                       144,000            85,000
   Rent and taxes                               132,000           101,000
   Vehicles and transportation                  156,000           204,000
   Equipment maintenance and insurance          109,000           116,000
   Depreciation                                 140,000           145,000
   Miscellaneous                                  2,000            23,000
                                          --------------    -------------
   Cost of revenues                       $   2,600,000     $   2,269,000
                                          ==============    =============

The ratio of cost of revenue to revenues has varied from 57% in 2004 in comparison to 81% in 2003 mainly due to increase in revenues and improving profitability.

Gross profit

Gross profit has increased by $1,391 to $1,931 in 2004 from $540 in 2003. The increase in gross profit percentage to 43% in 2004 from 19% in 2003 is due to the margins attained on revenues due to the pricing environment. During the nine months ended September 30, 2004,a substantial portion of revenues were earned out of Israel. A change in trend compared to the comparative nine month period.

Administrative & general expenses

The  following  table  sets  forth  details  regarding   selling,   general  and
administrative expenses for the periods indicated:

                                                     Nine months ended
                                                       September 30,
                                                2004                   2003
                                                ----                   ----
Salaries and related expenses              $   430,000            $   281,000
Professional fees                              435,000                363,000
Telephone and office maintenance               147,000                226,000
Travel vehicles and transportation              35,000                 29,000
Depreciation                                    87,000                 98,000
Sales and marketing                             81,000                124,000
                                             ----------             ----------
                                           $ 1,215,000            $ 1,121,000
                                           ============           ============

Administrative and general expenses have increased by $94 (or 8%) to $1,215,000 in 2004 from $1,121,000 in 2003.The increase is primarily attributable to the increase volume of activities. Management has also instituted cost cutting program to improve cash flow.

Interest expenses

Interest expense decreased by $251,000 to $223,000 in 2004 from $474,0000 in 2003. The decrease is primarily attributable to lower level of interest rates and improve in profitability. Part of the decrease is also attributed to conversion of convertible notes to common stock.

Other (expense) income

Expense decreased by $322,000 to $15,000 in 2004 from $337,000 in 2003.

Liquidity and Capital Resources

At September 30, 2004, the Company had cash and cash equivalents of $975,000 as compared to $6,000 at September 30, 2003.

Net cash used in operating activities was $1,559,000 for the nine months ended September 30, 2004 as compared to $368,000 for the nine months ended September 30, 2003. The use of net cash for operating activities is primarily attributable to increases in accounts receivables.

Net cash used in investing activities was $35,000 and $6,000 for the nine months ended September 30, 2004 and 2003, respectively.

Net cash provided by financing activities was $1,981,000 and $ 357,000 for the nine month ended September 30, 2004 and 2003 respectively. The increase was primarily due to the sale of common stock and new borrowings to support the Company's working capital position in 2004 versus 2003.


The following summarizes certain financing outstanding as of September 30, 2004:

[a] Bank Guarantees - Certain customers require the Company to obtain bank guarantees of a portion of the contract undertaken. The Company has an agreement with the bank under which such guarantees are available. In the event the Company is unable to perform all aspects of the contracts, the bank will make contractual payments to customers and then seek reimbursement from the Company. As of September. 30, 2004, the bank had extended approximately $95 in guarantees to five customers.

Assuming there is the improvement and change in the business, the Company believes that additional funding and improved cash flow from operations and will be sufficient to fund its needs for at least the next twelve months.

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